Form 10-Q
period 2025-09-30
Fidelity Solana Fund
filed 2025-12-12
CIK 2063380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-42958

Fidelity® Solana Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-6898315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Summer Street V13E Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 343-3548

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Fidelity® Solana Fund Shares	FSOL	NYSE Arca, Inc

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 3,175,000 outstanding shares as of December 9, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, Fidelity Solana Fund’s (the “Trust”) operations, FD Funds Management LLC’s (the “Sponsor”) plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in this Quarterly Report and in our filings with the Securities and Exchange Commission (the “SEC”).

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Quarterly Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in this Quarterly Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Solana Fund

Statement of Assets and Liabilities

(unaudited)

September 30, 2025
Assets
Investment in solana, at fair value (cost $5,000,000)	$4,838,061
Total Assets	$4,838,061
Liabilities	$—
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 200,000 shares issued and outstanding as of September 30, 2025	—
Paid-in-capital	5,000,000
Total distributable earnings (loss)	(161,939)
Total Net Assets	$4,838,061
Net Asset Value per share (200,000 shares issued and outstanding as of September 30, 2025)	$24.19

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statement of Operations

(unaudited)

For the period September 10, 2025 (seeding date) through September 30, 2025
Investment Income:
Investment Income	$—
Expenses:
Expenses	—
Net Investment Income (Loss)	$—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in solana	—
Net change in unrealized appreciation (depreciation) on investment in solana	(161,939)
Net Realized and Change in Unrealized Gain (Loss) on Investment in Solana	$(161,939)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(161,939)

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statement of Changes in Net Assets

(unaudited)

For the period September 10, 2025 (seeding date) through September 30, 2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$—
Net realized gain (loss) on investment in solana	—
Net change in unrealized appreciation (depreciation) on investment in solana	(161,939)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(161,939)
Capital Share Transactions:
Shares issued	5,000,025
Shares redeemed	(25)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$5,000,000
Total Increase (Decrease) in Net Assets	$4,838,061
Net Assets, beginning of period	—
Net Assets, End of Period	$4,838,061
Changes in Shares Outstanding:
Shares outstanding, beginning of period	—
Shares issued	200,001
Shares redeemed	(1)
Net Increase (Decrease) in Shares	200,000
Shares Outstanding, End of Period	200,000

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statement of Cash Flows

(unaudited)

For the period September 10, 2025 (seeding date) through September 30, 2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(161,939)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of solana	(5,000,000)
Net change in unrealized (appreciation) depreciation on investment in solana	161,939
Net Cash Provided by (Used in) Operating Activities	$(5,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	5,000,025
Cash paid for redemption of capital shares	(25)
Net Cash Provided by (Used in) Financing Activities	$5,000,000
Cash
Net increase (decrease) in cash	$—
Cash, beginning of the period	$—
Cash, End of the Period	$—

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Schedule of Investment

September 30, 2025

(unaudited)

Investments (a)	Quantity of Solana	Cost	Fair Value	Percentage of Net Assets
Investment in solana
Global
Solana	23,402	$5,000,000	$4,838,061
Total Investment in solana		$5,000,000	$4,838,061	100.00%
Total Net Assets			$4,838,061	100.00%

(a) Non-income producing investment

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Solana Fund (the “Trust”) is a Delaware Statutory Trust that was formed on March 20, 2025, pursuant to the Delaware Statutory Trust Act. The Trust’s investment objective is to seek to track the performance of solana ("SOL"), as measured by the performance of the Fidelity Solana Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with SOL. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust will operate pursuant to a Trust Agreement, as amended or restated from time to time (the “Trust Agreement”).

Prior to September 24, 2025, the Trust had no operations other than matters relating to the sale and issuance of one share of the Trust to FMR Capital, Inc. (the "Seed Capital Investor"), an affiliate of the Sponsor, for an aggregate purchase price of $25 on September 10, 2025. On September 24, 2025, the seed share was redeemed for cash and the Seed Capital Investor purchased 200,000 Shares at a per-Share price of $25 (the “Seed Baskets”). On September 24, 2025, the Trust purchased 23,402 SOL with the proceeds of the Seed Baskets.

Note 2: Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in SOL in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trusts’ profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the period presented.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts may ultimately differ from those estimates and the differences could be material.

SOL Assets

SOL is a Solana-based token, which is a type of digital asset based on an open-source cryptographic protocol existing on a Solana network. The Solana network supports SOL and other Solana-based tokens. Digital assets are defined broadly as digital records that are made using cryptography for verification and security purposes, on a distributed ledger and may be characterized by their ability to be used as a medium of exchange, a representation to provide or access goods or services, or as a financing vehicle, such as a security. The Trust identifies SOL as an “other investment” in accordance with ASC 946.

Investment Valuation

Due to the Trust’s classification as an investment company, investments in SOL are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820 Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that SOL is sold in their principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., EST, on the financial statement measurement date.

GAAP establishes the following fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The inputs are categorized in one of the following levels:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust is able to access at the measurement date.

Level 2 – Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly. These inputs may include (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability, or (d) inputs derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs that are unobservable (including the Trust’s own data and assumptions based on the best information available) and significant to the entire fair value measurement.

To the extent that investments are actively traded and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. Investments traded on inactive markets or valued by reference to similar instruments are generally categorized in Level 2 of the fair value hierarchy.

The availability of valuation techniques and observable inputs can vary across investments and is affected by various factors, including the nature of the investment, whether the investment is new or unestablished in the marketplace, market liquidity and other investment specific characteristics. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, determining fair value requires more judgment. Because of the uncertainty inherent in valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Therefore, the degree of judgment exercised by management in determining fair value is greatest for investments categorized in Level 3.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Investment Transactions and Related Investment Income

The Trust records investment transactions in SOL on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in solana.

Cash

Cash consists of a demand deposit held with a financial institution. At times, deposits may be in excess of federally insured limits. The Trust has not experienced any losses and does not believe it is exposed to any significant credit risk on such deposits.

Income Taxes

The Trust intends to be classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself should not be subject to US federal income tax. Instead, the Trust’s income and expenses should “flow through” to the owners of beneficial interests of Shares (the “Shareholders”), and the Trustee will report to Shareholders and the Internal Revenue Service on that basis.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

Recently Adopted Accounting Pronouncement

The FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”) became effective for annual and interim reporting periods beginning after December 15, 2024. ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The Trust’s accounting and reporting under ASC 946 is materially consistent with the interim period reporting requirements of ASU 2023-08.

Note 3: Related Party Agreements and Transactions

Administrator

Fidelity Service Company, Inc., an affiliate of the Sponsor, serves as the Trust’s administrator (the “Administrator”). Under the Administration Agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including valuing the Trust’s SOL and calculating the net asset value (“NAV”) per Share of the Trust and the NAV of the Trust and supplying pricing information to the Sponsor for the relevant website. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services. All fees and expenses incurred by the Trust related to services performed by the Administrator are borne by the Sponsor.

Distributor

Fidelity Distributors Company LLC, an affiliate of the Sponsor, (“FDC” or the “Distributor”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising laws, rules, and regulations pursuant to a marketing agreement with the Trust. FDC is a broker-dealer registered under the Securities Exchange Act of 1934 (the “1934 Act”) and a member of FINRA. All fees and expenses incurred by the Trust related to services performed by the Distributor are borne by the Sponsor.

Index Services

Fidelity Product Services LLC, an affiliate of the Sponsor, (the “Index Provider”) is responsible for the methodology and oversight of the Fidelity Solana Reference Rate, an index licensed to the Trust. All fees and expenses incurred by the Trust related to services performed by the Index Provider are borne by the Sponsor.

Sponsor

The Sponsor is authorized, in its discretion, (i) to negotiate, execute, deliver and perform on behalf of the Trust (a) agreements providing for or relating to the sale and issuance of interests in the Trust, and (b) agreements providing for or relating to the acquisition or disposition of assets by the Trust; (ii) to take any and all actions to enable the Trust to hold assets, including without limitation, to invest and reinvest funds contributed to the Trust from time to time; (iii) to prepare, execute and file any required tax returns; (iv) to cause the Trust to issue beneficial interests and/or other interests in the Trust in exchange for such consideration to be contributed to the Trust as the Sponsor deems appropriate and cause the Trust to issue one or more certificates, in such form as it deems appropriate, evidencing such interests in the Trust; and (v) to prepare, execute and deliver on behalf of the Trust any and all documents, papers and instruments as it deems desirable in connection with any of the foregoing.

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of September 30, 2025:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Investment in solana	$4,838,061	$—	$—	$4,838,061
Total Investments	$4,838,061	$—	$—	$4,838,061

Geographic location for all investments is detailed in the accompanying Schedule of Investment.

Note 5: Capital

As of September 30, 2025, FMR Capital, Inc. owned 100% of the outstanding shares of the Trust.

Note 6: Commitments and Contingencies

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, and its officers, directors, employees, subsidiaries and affiliates, as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard. The risk of material loss from such claims is considered remote.

Note 7: Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with SOL and digital assets. By concentrating its investment strategy solely in SOL, any losses suffered as a result of a decrease in the value of SOL can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

Note 8: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to September 30, 2025, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements except as described below.

On October 27, 2025, the Trust contractually agreed to pay the Sponsor an annual unified fee of 0.25% of the Trust’s SOL Holdings (the “Sponsor Fee”), beginning on the date following the effectiveness of the registration statement. The Trust’s “SOL Holdings” is the quantity of the Trust’s SOL plus any cash or other assets held by the Trust represented in SOL as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SOL as calculated using the Index price. The Sponsor Fee will be paid by the Trust to the Sponsor as partial compensation for services performed under the Trust Agreement. Additionally, as partial consideration for the Sponsor arranging for the staking of the Trust’s SOL, the Trust will pay the Sponsor 15% of the amount of staking rewards received by the Trust (“Staking Fees”), with such amounts subsequently shared amongst the Sponsor and other third-parties engaged by the Sponsor or the Trust to stake the Trust’s SOL.

On October 29, 2025, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the Sponsor Fee in its entirety for the duration of the waiver period. The waiver period began on the date the Trust first issued Shares following the effectiveness of the registration statement and ends after a period of six months, unless extended by the Sponsor in its sole discretion. On November 17, 2025, the Fee Waiver Agreement was amended and restated and the Sponsor agreed to waive the Staking Fees in their entirety on the staking rewards received by the Trust generated from the first $1 billion of Trust assets for the duration of the waiver period.

On November 17, 2025, the Trust’s registration statement became effective and the Trust commenced operations. On November 18, 2025, Shares of the Trust commenced trading on NYSE Arca, Inc. (the “Exchange”).

On November 18, 2025, the Sponsor began utilizing the services of custodians to stake the Trust’s SOL with one or more node operators in accordance with the Trust’s staking program as described in the registration statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview of the Trust

The Fidelity Solana Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the Exchange. The Trust’s investment objective is to seek to track the performance of SOL, as measured by the performance of the Index, adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with SOL. As a result of the Trust’s receipt of staking-based amounts, the Trust is expected to outperform the Index before consideration of the Trust’s expenses and other liabilities. The Index is constructed using SOL price feeds from eligible SOL spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of SOL in U.S. dollars. In seeking to achieve its investment objective, the Trust holds SOL. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC.

The Trust provides exposure to the value of SOL, and the Shares of the Trust are valued on a daily basis using the same methodology used to calculate the Index. The Trust provides investors with the opportunity to access the market for SOL through a traditional brokerage account without the potential barriers to entry or risks involved with holding or transferring SOL directly or acquiring it from a SOL spot market. The Trust is passively managed and does not pursue active management investment strategies. The Trust will not invest in derivatives. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in SOL without purchasing, holding and trading SOL directly.

The Shareholders of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except in limited circumstances, Shareholders will have no voting rights under the Trust Agreement.

Valuation of SOL and Computation of Net Asset Value

For purposes of calculating the Trust’s NAV per Share, the Trust’s holdings of SOL are valued using the same methodology as used to calculate the Index.

The Trust’s NAV per Share is calculated by:

•
taking the fair market value of its total assets based on the volume-weighted median price of SOL used for the calculation of the Index;
•
subtracting any liabilities; and
•
dividing that total by the total number of outstanding Shares.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. Eastern time (“EST”). Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor established the Valuation and Liquidity Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation and Liquidity Committee. If the Valuation and Liquidity Committee determines in good faith that the Index does not reflect an accurate SOL price, then the Valuation and Liquidity Committee will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation and Liquidity Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which SOL are traded. The Valuation and Liquidity Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV will be calculated based on the Trust’s SOL holdings and any other assets expected to comprise that day’s NAV calculation. The third-party financial data provider will use the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot SOL. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current SOL price levels of the SOL trading platforms that are available on its feed. The SOL trading platforms included in the Blockstream Crypto Data Feed Streaming Level 1 include Bitfinex, Bitstamp, and Gemini. The Trust will provide an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours”). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the NAV, which will be calculated only once at the end of each trading day as described herein.

Critical Accounting Policies and Estimates

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 requires the fair value measurement of SOL to assume that transactions take place in the principal market or, in the absence of a principal market, the most advantageous market, for SOL that the Trust has access to. The Trust may buy and sell SOL through brokered, dealer, over-the-counter, exchange or other markets. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust engaged a third-party pricing service to obtain an exchange-traded price from a principal market for SOL, which was determined and designated based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. The exchange-traded price from the principal market on the periodic financial statements is as of 11:59:59 p.m. EST on the Trust’s financial statement measurement date.

Results of Operations

Prior to September 24, 2025, the Trust had no operations other than matters relating to the sale and issuance of one share of the Trust to the Seed Capital Investor, an affiliate of the Sponsor, for an aggregate purchase price of $25 on September 10, 2025. On September 24, 2025, the seed share was redeemed for cash and the Seed Capital Investor purchased 200,000 Shares at a per-Share price of $25 (the “Seed Baskets”). On September 24, 2025, the Trust purchased 23,402 SOL with the proceeds of the Seed Baskets. On November 17, 2025, the Trust’s registration statement became effective and the Trust commenced operations. On November 18, 2025, Shares of the Trust commenced trading on the Exchange.

On September 24, 2025, the Trust purchased 23,402 SOL at an aggregate purchase price of $5.0 million. For the period ended September 30, 2025, unrealized depreciation on investment of SOL was approximately $0.2 million.

Expenses incurred during the period September 10, 2025 (seeding date) to September 30, 2025 in connection with the organization of the Trust and the initial offering costs of the Shares were borne by the Sponsor and will not be subject to reimbursement by the Trust.

Cash Resources and Liquidity

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets or to pay expenses not assumed by the Sponsor. To the extent the Trust does not have available cash to facilitate redemptions or pay expenses not assumed by the Sponsor, the Trust will sell SOL. When selling SOL on behalf of the Trust, the Sponsor endeavors to minimize the Trust’s holdings of assets other than SOL. As a consequence, the Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and SOL.

Pursuant to the rules of the Exchange, because the Trust’s staking program involves the temporary loss of the ability to transfer or otherwise dispose of the Trust’s SOL, the Trust is required to maintain written liquidity risk policies and procedures reasonably designed to address the risk that the Trust could not meet requests to redeem Shares without significant dilution of remaining Shareholders’ interests in the Trust. Accordingly, the Sponsor has adopted a liquidity risk management program (the “Liquidity Program”) that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. A description of the Liquidity Program is available in full at the Trust’s website at www.fidelity.com.

Off Balance Sheet Arrangements and Contractual Obligations

The Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services for the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Trust’s financial position.

Sponsor Fee payments made to the Sponsor will be calculated as a fixed percentage of 0.25% of the Trust’s SOL Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s net assets are not known until a future date. In addition to the Sponsor Fee, the Trust will bear the Staking Fees, which the Sponsor, custodians, and node operators will each receive from the proceeds of the node operators' staking activities that the Trust receives from the Solana network. The total amount of the Staking Fee will equal 15% of all staking rewards received by the Trust. As the Sponsor cannot anticipate the amount of staking rewards that will be received by the Trust in future periods, the amount of the Staking Fee or the portion of the Staking Fee any party is entitled to will not be known until a future date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is not required to provide the information required by this item in this Quarterly Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our President (principal executive officer) and Treasurer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Prospectus dated November 17, 2025 (Registration No. 333-288046).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On September 10, 2025, FMR Capital, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, purchased one Share at a per-Share price of $25 (the “Seed Share”) in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). Delivery of the Seed Share was made on September 10, 2025. Total proceeds to the Trust from the sale of the Seed Share were $25. On September 24, 2025, the Seed Share was redeemed for cash, and the Seed Capital Investor purchased 200,000 Shares at a price of $25 (the “Seed Baskets”) in a transaction exempt from registration under Section 4(a)(2) of the Securities Act. Total proceeds to the Trust from the sale of the Seed Baskets were $5.0 million. On September 24, 2025, the Trust purchased 23,402 SOL with the proceeds of the Seed Baskets.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
3.1**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on July 31, 2025
4.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025
10.1**	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on September 26, 2025
10.2**	Distribution Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on September 26, 2025
10.3.1**	Anchorage Digital Custodial Services Agreement, incorporated by reference to Exhibit 10.3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025
10.3.2**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025
10.3.3**	Coinbase Custodial Services Agreement, incorporated by reference to Exhibit 10.3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025
10.4**	Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on September 26, 2025
10.5**	Transfer Agency Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on September 26, 2025
10.6**	Sponsor Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025
10.7**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025
10.8**	Accession Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on September 26, 2025
10.9**	Form of License Agreement, incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on July 31, 2025
10.10**	Fee Waiver Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025
10.10.1**	Amended and Restated Fee Waiver Agreement, incorporated by reference to Exhibit 10.10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on November 18, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

FIDELITY SOLANA FUND

Date: December 12, 2025	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY SOLANA FUND

Date: December 12, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9920969.100

SOL-10Q3-1225