Form 10-K
period 2025-12-31
Fidelity Solana Fund
filed 2026-03-25
CIK 2063380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 001-42958

Fidelity® Solana Fund

(Exact name of Registrant as specified in its Charter)

Delaware	39-6898315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Summer Street V13E Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 343-3548

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Fidelity® Solana Fund Shares	FSOL	NYSE Arca, Inc

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: NoT APPLICABLE

Number of Shares outstanding as of March 20, 2026: 9,975,000

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in this Annual Report and in our filings with the Securities and Exchange Commission (the “SEC”).

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in this Annual Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

PART I

Item 1. Business.

Summary

Fidelity Solana Fund (the “Trust”) is a Delaware Statutory Trust that was formed on March 20, 2025, pursuant to the Delaware Statutory Trust Act. The Trust issues common shares of beneficial interest (“Shares”), which represent fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on the NYSE Arca, Inc. (the “Exchange”). FD Funds Management LLC (the “Sponsor”) is the sponsor of the Trust, CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust, State Street Bank and Trust Company (“State Street” or the “Transfer Agent”) is the Trust’s transfer agent (in such capacity, the “Transfer Agent”) and cash custodian (in such capacity, the “Cash Custodian”), and Anchorage Digital Bank N.A., BitGo Bank & Trust N.A. (formerly BitGo Trust Company, Inc.) and Coinbase Custody Trust Company, LLC (each a “Custodian” and collectively the “Custodians”) are the custodians for the Trust, and hold all of the Trust’s SOL on the Trust’s behalf. The Trust will operate pursuant to a Trust Agreement, as amended or restated from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 25,000 Shares (a “Basket”) based on the quantity of SOL attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities).

The Trust’s commencement of operation was November 17, 2025. The Trust had no operations prior to November 17, 2025, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933 (the “1933 Act”).

The Sponsor maintains a website www.fidelity.com, through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). The information on the Trust’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objectives and Principal Investment Strategies

Investment Objectives

The Trust’s investment objective is to seek to track the performance of solana (“SOL”), the native token of the Solana blockchain, as measured by the performance of Fidelity Solana Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with SOL. As a result of the Trust’s receipt of staking-based amounts, the Trust is expected to outperform the Index before consideration of the Trust’s expenses and other liabilities.

Principal Investment Strategies

The Trust will hold SOL and values its Shares daily as of 4:00 p.m. Eastern time (“EST”) using the same methodology used to calculate the Index. All of the Trust’s SOL is held by the Custodians.

The Index is designed to reflect the performance of SOL in U.S. dollars. The Index is constructed using Index price feeds from eligible Index spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP exchange data over rolling sixty-minute increments to develop a SOL price composite. The Index methodology was developed by Fidelity Product Services LLC (the “Index Provider”) and is monitored by the Fidelity Index Committee (the “Index Committee”) with the assistance of the Fidelity Digital Asset Management Investment Committee. Coin Metrics, Inc. is the third-party calculation agent (“Calculation Agent”) for the Index.

The Trust provides exposure to the value of SOL, and the Shares of the Trust are valued on a daily basis using the same methodology used to calculate the Index. The Trust provides investors with the opportunity to access the market for SOL through a traditional brokerage account without the potential barriers to entry or risks involved with holding or transferring SOL directly or acquiring it from a SOL spot market. The Trust is passively managed and does not pursue active management investment strategies. The Trust will not invest in derivatives. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in SOL without purchasing, holding and trading SOL directly. The owners of the beneficial interests of Shares (“Shareholders”) of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except in limited circumstances, Shareholders will have no voting rights under the Trust Agreement. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

SOL Staking Activities

Pursuant to its investment objective, the Sponsor will utilize the services of the Custodians to stake, or cause to be staked, all of the Trust’s SOL with one or more trusted node operators (which may include the Custodians or their affiliates) (each, a “Node Operator”), except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with the Sponsor’s adopted liquidity risk management program (the “Liquidity Program”) that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Accordingly, while under normal circumstances the Trust may stake up to 100% of the Trust’s SOL, there is no minimum percentage the Trust is required to stake. The Trust receives a portion of the staking rewards generated by a Node Operator. The Sponsor may, in the future, also seek to utilize liquid staking tokens (“LSTs”) or purchase staked SOL from third-parties as alternative methods of generating staking rewards, subject to its determination that the Trust may do so without undue legal, regulatory or tax risk. The Sponsor only will seek to engage in staking activities to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. federal income tax purposes.

Information About SOL, SOL Markets and Regulation of SOL

This section of the Annual Report provides a more detailed description of SOL, including information about the historical development of SOL, how a person holds SOL; how to use SOL in transactions; how to trade SOL; the spot markets where SOL can be bought, held and sold; and the SOL futures markets and in the over-the-counter (“OTC”) market, proof-of-stake concept and proof-of-history concept.

SOL and the Solana network

SOL is a digital asset that is created and transmitted through the operations of the peer-to-peer Solana network and associated blockchain ledger (the “Solana blockchain” and together, the “Solana network”), which is a decentralized network of computers that operates on cryptographic protocols. While certain entities such as Solana Labs, Inc. (“Solana Labs”) and the Solana Foundation have outsized influence over the Solana network’s development and governance (which was particularly true during the network’s formative years), no single entity owns or operates the Solana network, the infrastructure of which is collectively maintained by a decentralized user base. The Solana network allows people to exchange tokens of value, called SOL, which are recorded on a public transaction ledger. SOL can be used to pay for goods and services, including to send a transaction on the Solana network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Solana network was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than SOL on the Solana network. Smart contract operations are executed on the Solana blockchain in exchange for payment of SOL. The Solana network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Solana protocol introduced the proof-of-history timestamping mechanism. Proof-of-history is not a consensus mechanism per se, but a cryptographic clock that provides a verifiable ordering of events, reducing coordination overhead and enabling higher throughput. Proof-of-history creates a cryptographic timeline that pre-orders on-chain transactions without relying on constant validator coordination. Proof-of-history is intended to provide a transaction processing speed and capacity advantage over other blockchain networks like the Bitcoin and Ethereum networks. Proof-of-history is a new blockchain technology that is not widely used. Proof-of-history may not function as intended or have unforeseen vulnerabilities or operational challenges. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying proof-of-history, including flaws that affect functionality of the Solana network or make the network vulnerable to attack.

In addition to the proof-of-history mechanism, the Solana network uses a proof-of-stake consensus mechanism to incentivize SOL holders to validate transactions. In proof‑of‑work, miners spend computation to compete for block production, while in proof‑of‑stake, validators commit capital (i.e., stake) and are selected to produce blocks with probability proportional to their stake, earning rewards and potentially facing penalties based on their behavior. Malicious behavior or protocol violations can result in penalties such as slashing or forced removal, reducing a validator’s stake and therefore their future rewards or participation. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work. Together proof-of-history timestamping combined with a proof-of-stake consensus model are intended to enable high throughput and low-latency transaction processing.

History of Solana

The Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper. Development of the Solana network is overseen by the Solana Foundation, a Swiss non-profit organization, and Solana Labs, Inc, a Delaware corporation, which administered the original network launch and token distribution.

Although Solana Labs and the Solana Foundation continue to exert significant influence over the direction of the development of the Solana project, the Solana network is believed to be decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of SOL.

Smart Contracts and Development on the Solana Network

Smart contracts are programs that run on a blockchain that can execute automatically when certain conditions are met. Smart contracts facilitate the exchange of anything representative of value, such as money, information, property, or voting rights. Using smart contracts, users can send or receive digital assets, create markets, store registries of debts or promises, represent ownership of property or a company, move funds in accordance with conditional instructions and create new digital assets.

Development on the Solana network involves building more complex tools on top of smart contracts, such as decentralized applications (“DApps”); organizations that are autonomous, known as decentralized autonomous organizations (“DAOs”); and entirely new decentralized networks. For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain pre-defined conditions.

In total, as of December 31, 2025 more than 300 DApps are currently built on the Solana network, including DApps in the collectible non-fungible token, gaming, music streaming, and decentralized finance (DeFi) categories.

Additionally, the Solana network has been used for DeFi or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. As of December 31, 2025, approximately $9.3 billion was being used as collateral on DeFi platforms using the Solana network.

In addition, the Solana network and other smart contract platforms have been used for creating non-fungible tokens (“NFTs”). Unlike digital assets native to smart contract platforms which are fungible and enable the payment of fees for smart contract execution, NFTs can represent digital ownership of assets that convey certain rights to other digital or real world assets. This new paradigm allows users to own rights to other assets through NFTs, which enable users to trade them with others on the Solana network. For example, an NFT may convey rights to a digital asset that exists in an online game or a DApp, and users can trade their NFT in the DApp or game, and carry them to other digital experiences, creating an entirely new free-market internet-native economy that can be monetized in the physical world.

Overview of the Solana Network’s Operations

In order to own, transfer or use SOL directly on the Solana network on a peer-to-peer basis (as opposed to through an intermediary, such as a custodian or centralized exchange), a person generally must have internet access to connect to the Solana network. SOL transactions may be made directly between end-users without the need for a third-party intermediary. To prevent double‑spending of SOL, a user must submit a signed transaction to the Solana network by broadcasting the transaction data to a validator. The Solana network prevents double‑spending through its validation and consensus process, which orders and executes transactions using Proof of History–based timestamping and a Proof‑of‑Stake consensus mechanism. Once validated, transaction results are recorded in Solana’s publicly accessible, append‑only ledger as part of the network’s ordered transaction history. This validation and recording process ensures that each transaction is executed at most once and that conflicting or duplicate spends are rejected. Unlike other blockchains that rely solely on sequential production of blocks through proof-of-work or proof-of-stake mechanisms, Solana’s key innovation is augmenting Proof-of-Stake with Proof-of-History to pre‑order transactions and reduce consensus overhead.

Summary of a SOL Transaction

Prior to engaging in SOL transactions directly on the Solana network, a user generally must first install on its computer or mobile device a Solana network software program that will allow the user to generate a private and public key pair associated with a SOL address. The Solana network software program and the SOL address also enable the user to connect to the Solana network and transfer SOL to, and receive SOL from, other users.

Each user’s Solana network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive SOL in a peer-to-peer transaction, the SOL recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the SOL. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a peer-to-peer transaction because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses their private key, the user may permanently lose access to the SOL contained in the associated address. Likewise, SOL is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending SOL, a user’s Solana network software program must validate the transaction with the sender’s associated private key. In addition, since every computation on the Solana network requires processing power, there is a mandatory transaction fee involved with the transfer that is paid by the payor. The resulting digitally validated transaction is sent by the user’s Solana network software program to the Solana network validators to allow transaction confirmation.

Solana network validators record and confirm transactions when they validate and add blocks of information to the Solana blockchain. When a validator is selected as the leader for a given slot, it is responsible for ordering and executing transactions during that slot. The leader produces a sequence of Proof‑of‑History—timestamped entries that record (i) the execution and verification of newly submitted transactions and (ii) a cryptographic reference to the prior entry in the Solana ledger. Validators become aware of outstanding, unprocessed transaction requests through peer‑to‑peer transaction forwarding mechanisms, including Solana’s leader‑based transaction propagation, prior to and during the leader’s assigned slot.

Upon the addition of a block of SOL transactions, the Solana network software program of both the spending party and the receiving party will show confirmation of the transaction on the Solana blockchain and reflect an adjustment to the SOL balance in each party’s Solana network public key, completing the SOL transaction. Once a transaction is finalized on the Solana blockchain, it is considered irreversible.

Certain changes in the economic ownership or control of SOL may occur without being recorded on the Solana blockchain. These off‑chain arrangements do not involve on‑chain transfers of SOL between blockchain addresses, but instead include the transfer of control over a digital wallet holding SOL, such as through the transfer of private keys, or the reallocation of user entitlements to SOL held in pooled or custodial wallets maintained by centralized digital asset trading platforms or custodians. Transactions executed solely on a centralized exchange’s or custodian’s internal books and records are not broadcast to the Solana network and are therefore not reflected in the Solana blockchain ledger. Unlike on‑chain transactions, which are publicly recorded, cryptographically validated, and subject to the network’s consensus and finality mechanisms, information regarding these off‑chain arrangements is generally not publicly available. Because such off‑chain arrangements do not involve the submission, validation, or recording of transaction data on the Solana network, they do not constitute protocol‑level SOL transactions and do not result in the movement of SOL between addresses on the Solana blockchain. Accordingly, these off‑chain arrangements are not secured by Solana’s consensus or cryptographic finality guarantees and may be reversible or subject to modification under applicable contractual, custodial, or legal frameworks.

SOL Markets and Exchanges

SOL spot markets hosted on centralized venues typically permit investors to open accounts with the market and then purchase and sell SOL via websites or through mobile applications. Prices for trades on SOL spot markets are typically reported publicly. In general, an investor opening a trading account on such a venue must deposit an accepted government-issued currency into its account with the spot market, or a previously acquired digital asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a SOL market and trading SOL is different from, and should not be confused with, the process of users sending SOL from one SOL address to another SOL address on the Solana network. This latter process is an activity that occurs on the Solana network, while the former is an activity that occurs entirely within the order book operated by the spot market. The spot market typically records the investor’s ownership of SOL in its internal books and records, rather than on the Solana blockchain. The spot market ordinarily does not transfer SOL to the investor on the Solana blockchain unless the investor makes a request to the exchange to withdraw the SOL in its exchange account to an off-exchange SOL wallet.

Outside of the spot markets, SOL can be traded OTC. The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for SOL, investment managers, proprietary trading firms, high-net-worth individuals that trade SOL on a proprietary basis, entities with sizable SOL holdings and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of SOL. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price—often via chat or voice—and then one of the two parties will initiate the transaction. For example, a seller of SOL could initiate the transaction by sending the SOL to the buyer’s Solana network address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with accompanying trades on SOL spot markets.

In addition, SOL futures and options trading occurs on exchanges in the United States regulated by the Commodity Futures Trading Commission (the “CFTC”). The market for CFTC-regulated trading of SOL derivatives has developed substantially. Since their launch in March 2025, CME SOL Futures have traded approximately $174.2 million daily through December 31, 2025.

Creation of New SOL

Initial Creation of SOL

Unlike other digital assets, such as bitcoin, which are solely created through a progressive mining process, 500 million SOL were created in connection with the launch of the Solana network. The initial 500 million SOL were distributed as follows:

Investors: 189 million SOL, or 37.8% of the supply, was sold in private sales to venture capital and other investors conducted between 2018 to 2021.

Solana Foundation: 52 million SOL, or 10.4% of the supply, was distributed to the Solana Foundation for operational costs incurred in the development of the Solana network.

Solana Labs: 64 million SOL, or 12.8% of the supply, was retained by Solana Labs to be used, at least in part, to compensate the employees of Solana Labs.

Community: 195 million SOL, or 39.0% of the supply, was distributed to the Solana Foundation to be deployed as bounties, incentive programs, marketing and grants.

Following the launch of the Solana network, SOL supply initially increased through a progressive minting process.

Proof-of-Stake Process

Unlike proof-of-work, in which validators expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, can result in the forfeiture or “slashing” of a portion of the staked coins and/or can result in the loss of future rewards. Proof-of-stake is believed by some to be more energy efficient and scalable than proof-of-work.

Proof-of-History Process

The Solana protocol incorporates proof-of-history, a cryptographic timestamping mechanism that provides a verifiable ordering of events and transactions. Proof-of-history does not replace consensus, but instead operates in conjunction with Solana’s proof‑of‑stake–based consensus mechanism by establishing a shared, verifiable notion of time prior to transaction validation. By reducing the coordination and communication overhead required among validators to agree on transaction ordering, proof-of-history is intended to improve network efficiency and support higher transaction throughput and lower latency relative to some other blockchain networks. However, proof-of-history is a novel approach that is not widely used across blockchain networks and may not function as intended. The Solana network’s design may require validators to operate specialized or high‑performance hardware, which could limit participation, reduce decentralization, or affect network resilience. In addition, the Solana network has experienced outages and performance disruptions in the past, and future outages or failures could occur. There is also a risk that flaws or vulnerabilities in the cryptographic mechanisms underlying proof-of-history or other components of the Solana protocol could impair network functionality or expose the network to attacks.

Limits on SOL Supply

The rate at which new SOL supply has been minted and put into circulation has varied since network launch. Additionally, the Solana protocol reduces the SOL supply by eliminating 50% of base fees paid to the network. As a result, net changes in SOL supply are expected to vary in the future. At network launch, the SOL circulating supply was 8 million SOL. Between the Solana network launch and December 31, 2024, the circulating supply of SOL increased by roughly 6,000% to approximately 483 million SOL. In February 2021, the SOL supply inflation rate was changed from 0.1% to a new initial inflation rate of 8%. The 8% initial inflation rate is scheduled to decline in 15% increments about once a year based on a schedule measured in approximately 180 epochs, until a long-term inflation rate of 1.5% is reached.

As of December 31, 2025, the SOL supply issuance rate was approximately 4.0% on an annual basis before any offsets for eliminated transaction fees.

Modifications to the SOL Protocol

Historically the Solana network’s development has been overseen by Solana Labs, the Solana Foundation and other core developers. The Solana Foundation and core developers are able to access and alter the Solana network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Solana network’s source code.

The release of updates to the Solana network’s source code does not guarantee that the updates will be automatically adopted. Changes to the Solana protocol are implemented through updates to the open‑source Solana software, which validators may choose to adopt by upgrading the software they run. Network upgrades become effective only if a sufficient portion of the validator set adopts the updated software, while users are indirectly affected through their interaction with the upgraded network. A modification of the Solana network’s source code is only effective with respect to the Solana users that download it. If a modification is accepted only by a percentage of users and validators, a division in the Solana network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” Consequently, as a practical matter, a modification to the source code becomes part of the Solana network only if accepted by participants collectively having a majority of the processing power on the Solana network.

Core development of the Solana source code has increasingly focused on modifications of the Solana protocol to increase speed and scalability and also allow for financial and non-financial next generation uses. The Trust’s activities will not directly relate to such projects, though such projects may utilize SOL as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for SOL and the utility of the Solana network as a whole. Conversely, projects that operate and are built within the Solana blockchain may increase the data flow on the Solana network and could either “bloat” the size of the Solana blockchain or slow confirmation times.

In addition, an independently developed validator client commonly referred to as “Firedancer” officially launched on Solana mainnet in December 2025. Firedancer is intended to be a full, from scratch implementation of the Solana validator (developed in coordination with ecosystem contributors) that is designed to improve performance, resiliency, and client diversity. Because Firedancer is a separate codebase that is compatible with the existing Solana protocol, validators could elect to run it without requiring a hard fork or protocol change. Firedancer could reduce the risk that a single software defect in a validator client results in network‑wide interruptions and may improve throughput, latency, and networking efficiency; however, there can be no assurance as to its ultimate performance characteristics, validator adoption, or its effects on the Solana network. The adoption of any new validator client also carries risks, including the potential for unforeseen bugs, new hardware or operational requirements for validators, temporary instability during rollout, or changes in validator economics that could affect staking yields or validator concentration. The Trust does not control whether or when validators adopt Firedancer, and any such adoption (or failure of adoption) could have positive or negative effects on the Solana network and, consequently, on the value of SOL and the Shares.

As of the date of this Annual Report, there are several planned upgrades to the Solana network in various stages of development and implementations:

•
Alpenglow Consensus Protocol: This proposed upgrade is intended to significantly improve Solana’s transaction finality (i.e., the time required for a transaction to be considered final and irreversible) and overall network responsiveness, potentially enabling more complex and latency‑sensitive applications. Alpenglow would replace Solana’s existing Proof‑of‑History and Tower BFT mechanisms with newly designed consensus and data‑propagation systems, including Votor for voting and finalization and Rotor for block dissemination..
•
Increased Block Space: Through a combination of protocol upgrades and performance optimizations, Solana has progressively increased the amount of computation permitted per block, allowing more transactions to be processed simultaneously. These changes are being rolled out incrementally rather than as a single doubling event.

Forms of Attack Against the Solana Network

All distributed networks are vulnerable to various forms of attack. Like other blockchain systems, the Solana network may contain design or implementation vulnerabilities that could be exploited. For example, if a malicious actor or coordinated group were to obtain a sufficiently large proportion of staked SOL, such an actor could disrupt network liveness, censor or reorder transactions, or otherwise impair the network’s consensus guarantees. While Solana does not rely on a simple majority‑stake threshold for control, concentrated stake could, under certain circumstances, adversely affect network security or performance. As of May 31, 2025, the largest staking pools each represented a relatively small percentage of total staked SOL, reflecting a broadly distributed validator set; however, stake concentration or coordinated behavior could increase over time. In addition, blockchain networks, including Solana, have historically been subject to denial‑of‑service and congestion‑related attacks, which may result in temporary delays in block production or transaction processing.

For example, on September 14, 2021, the Solana network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. Any similar attacks on the Solana network that impact the ability to transfer SOL could have a material adverse effect on the price of SOL and the value of the Shares.

Market Participants

Validators

In proof-of-stake, validators risk or stake coins to be randomly selected to validate transactions and are rewarded for performing their responsibilities and behaving in accordance with protocol rules. Malfunctions that cause validators to go offline and, in turn, inhibit them from performing their duties can result in financial penalties (e.g., inactivity leak). Any malicious activity, such as proposing multiple blocks for the same slot, making incorrect attestations or otherwise violating protocol rules, results in the penalization or slashing of staked coins and forced exit from performing validator duties. The penalty varies depending on the type of offense and correlation to potential offenses by other validators.

Validators on the Solana network range from individual participants to professional operations that deploy dedicated hardware and data‑center infrastructure. Validators operate independently within a Solana network “cluster,” which refers to a set of validators collectively maintaining and agreeing on a single shared ledger, such as the Solana blockchain. During block production and transaction ordering, validators may have limited discretion to prioritize certain transactions, including those offering higher fees. In blockchain networks that support decentralized finance applications, such transaction‑ordering dynamics may give rise to so‑called “Maximal Extractable Value” (MEV), whereby participants attempt to gain economic advantage, for example by offering higher transaction fees to increase the likelihood or priority of execution.

Because Solana does not expose a public mempool in the same manner as Ethereum, certain forms of MEV are less prevalent; however, MEV still exists and is increasingly being captured through validator‑level mechanisms. See “Summary of a SOL Transaction” above.

Staking rewards on the Solana network are determined by the protocol and are distributed to validators and their associated stakers based on the proportion of stake they have delegated to a validator relative to the total active stake in the network. The rewards are funded by inflationary issuance of new tokens and transaction fees collected on the network. The specific amount each validator and staker receives depends on, among other things, their share of the total stake, the validator’s uptime and performance, and the overall network conditions.

The historical range of staking rewards on the Solana network has varied due to differing levels of network congestion and protocol parameters. The actual annualized reward rate has fluctuated over time, reflecting changes in network activity, inflation rates, and protocol adjustments.

Staking rewards on Solana are distributed at regular intervals. At the end of each epoch, with one epoch being roughly 2 days, the reward is calculated. The reward is automatically distributed at the beginning of the subsequent epoch. This regular reward frequency ensures that participants receive their share of rewards in a timely manner, reflecting their contribution to network security and transaction validation.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

The Solana network also supports a growing ecosystem of decentralized applications, including DeFi platforms and non-fungible tokens. Furthermore, SOL investors have sought to earn staking rewards by validating transactions on the Solana network. Such applications and activities require the participants to first acquire SOL as the means of transacting with these applications or rewarding such participants engaged in staking.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer SOL transactions through the direct sending of SOL over the Solana network. The retail sector also includes transactions in which consumers purchase goods and services from commercial or service businesses through direct transactions or third-party service providers, although the use of SOL as a means of payment is still developing and has not yet been accepted in the same manner as bitcoin or ether due to its infancy and because SOL has a different purpose than bitcoin and ether.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of SOL. For buying and selling SOL, Binance, Coinbase, Crypto.com, LMAX Digital, and Kraken are some of the largest digital asset trading platforms by volume traded. For storing SOL, the Custodians for the Trust are digital asset custodians that provide custodial accounts that store SOL for users. As SOL continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for SOL.

Competition

Thousands of digital assets, as tracked by CoinMarketCap.com, have been developed since the inception of bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using bitcoin in transactions. While SOL has enjoyed some success in its limited history, the aggregate value of outstanding SOL is much smaller than that of bitcoin and many other digital assets and may be further eclipsed by the more rapid development of other digital assets. In addition, a number of other digital assets also function as smart contract platforms, including the Ethereum network, the Avalanche network and the Cardano network.

Some industry groups are also creating private, permissioned blockchain versions of digital asset technologies. For example, J.P. Morgan has developed a platform called Kinexys (formerly Onyx), which is described as a blockchain-based platform designed for use by the financial services industry.

Government Oversight, Though Increasing, Remains Limited

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including Financial Crimes Enforcement Network (“FinCEN”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Trump’s January 23, 2025 Executive Order, titled “Strengthening American Leadership in Digital Financial Technology,” aimed to reorient the federal government’s approach to digital assets. The Executive Order emphasized the importance of the digital asset industry in innovation and economic development, and outlined policies to support the growth and use of digital assets, blockchain technology and related technologies. President Trump’s order also revoked former President Biden’s March 9, 2022 Executive Order, titled, “Responsible Development of Digital Assets” and the U.S. Department of Treasury’s July 7, 2022 “Framework for International Engagement of Digital Assets” and all policies, directives and guidance issued pursuant to those items produced by the previous administration.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for crypto assets. The task force also seeks to establish a practical and achievable process for registration of digital assets and design clearly defined disclosure requirements and frameworks. On January 29, 2026, SEC Chairman Paul S. Atkins and CFTC Chairman Michael S. Selig announced that “Project Crypto”, previously an SEC-led initiative, will proceed as a joint effort between the SEC and the CFTC to harmonize federal oversight of crypto asset markets.

On March 17, 2026, the SEC issued a joint interpretation with the CFTC clarifying the application of the federal securities laws to certain types of crypto assets and transactions involving crypto assets. The interpretation establishes a token taxonomy classifying crypto assets into five categories: (i) digital commodities; (ii) digital collectibles; (iii) digital tools; (iv) stablecoins; and (v) digital securities. The SEC explicitly identified SOL as a “digital commodity” that is not itself a security. Digital commodities are defined as crypto assets that are intrinsically linked to and derive their value from the programmatic operation of a functional crypto system, as well as supply and demand dynamics, rather than from the expectation of profits from the essential managerial efforts of others. The interpretation provides that digital commodities, digital collectibles, and digital tools are not themselves securities, though they may become subject to an investment contract under certain circumstances. The interpretation also clarifies that protocol staking activities do not involve the offer and sale of a security.

Although the SEC's March 2026 interpretation provides significant clarity regarding the regulatory treatment of SOL and similar digital commodities, uncertainty remains regarding certain aspects of digital asset regulation. A non-security crypto asset may become subject to the federal securities laws if it is offered and sold as part of an investment contract. Additionally, U.S. state and federal as well as foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity. The outcomes of ongoing and future regulatory actions may alter the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The CFTC has regulatory jurisdiction over the SOL futures markets. In addition, because the CFTC has determined that SOL is a “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for SOL. The CFTC has pursued enforcement actions relating to fraud and manipulation involving SOL and SOL markets. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving SOL that do not use collateral, leverage, or financing.

In March 2025, the CME, a designated contract market (“DCM”) registered with the CFTC launched new contracts for SOL futures products. DCMs are boards of trades (or exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the Commodity Exchange Act. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established in Section 5(d) of the CEA. Among other things, a DCM is required to establish self-regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of SOL futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; to monitor data from cash markets with respect to price settlements and other SOL prices more broadly, and identify anomalies and disproportionate moves in the cash markets compared to the futures markets; to engage in inquiries, including at the trade settlement level when necessary; and agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request.

Various foreign jurisdictions have adopted, and may continue in the near future to adopt, laws, regulations or directives that affect a digital asset network, the digital asset markets, and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope.

Calculation of Net Asset Value

For purposes of calculating the Trust’s NAV per Share, the Trust’s holdings of SOL are valued using the same methodology as used to calculate the Index. The Index is constructed using SOL price feeds from eligible spot markets and the VWMP methodology, calculated every 15 seconds based on VWMP market data over rolling sixty-minute increments.

The Sponsor believes that use of the Index mitigates against idiosyncratic market risk, as the failure of any individual spot market will not materially impact pricing for the Trust. It also allows the Administrator to calculate the NAV in a manner that significantly deters manipulation.

As discussed elsewhere in this Annual Report, the fact that there are multiple SOL spot markets contributing prices to the NAV makes manipulation more difficult in a well-arbitraged and fractured market, as a malicious actor would need to manipulate multiple spot markets simultaneously to impact the NAV, or dramatically skew the historical distribution of volume between the various markets.

Since the Index is intended to represent the U.S. dollar value of one SOL every 15 seconds based on VWMP spot market data over rolling sixty-minute increments, malicious actors would need to sustain efforts to manipulate the market over an extended period of time, or would need to replicate efforts multiple times across markets, potentially triggering review. This extended period also supports Authorized Participant activity by capturing volume over a longer time period, rather than forcing Authorized Participants to mark an individual close or auction. The use of a median price eliminates the ability of outlier prices to impact the NAV, as it systematically excludes those prices from the NAV calculation. The use of a volume-weighted median (as opposed to a traditional median) protects against attempts to manipulate the NAV by executing a large number of low-dollar trades, because any manipulation attempt would have to involve a majority of global spot SOL volume in a narrow window to have any influence on the NAV.

The Trust’s NAV per Share is calculated by:

•
taking the fair market value of its total assets based on the volume-weighted median price of SOL used for the calculation of the Index;
•
subtracting any liabilities; and
•
dividing that total by the total number of outstanding Shares.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. EST. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. If the Sponsor were to identify an incidence of unusual pricing, the Sponsor may determine to either alert the Index Provider to the issue and seek a correction or select an alternative pricing source. Such an event could lead to a public correction being issued by the Index Provider and/or a delay in publication of the Trust’s NAV for such day. The Sponsor established a Fair Value and Liquidity Risk Management Committee (“Valuation and Liquidity Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation and Liquidity Committee. If the Valuation and Liquidity Committee determines in good faith that the Index does not reflect an accurate SOL price, then the Valuation and Liquidity Committee will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation and Liquidity Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which SOL are traded. The Valuation and Liquidity Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the NAV of the Trust. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. In the event of a material change, the Sponsor will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, as applicable.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV is calculated based on the Trust’s SOL holdings and any other assets expected to comprise that day’s NAV calculation. The third-party financial data provider will use the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot SOL. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current SOL price levels of the SOL trading platforms that are available on its feed. The SOL trading platforms included in the Blockstream Crypto Data Feed Streaming Level 1 include Bitfinex, Bitstamp, and Gemini. The Trust will provide an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours”). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the NAV, which is calculated only once at the end of each trading day as described herein. The IIV is widely disseminated on a per Share basis every 15 seconds during Regular Trading Hours through the facilities of the consolidated tape association (CTA) and Consolidated Quotation System (CQS) high speed lines. In addition, the IIV is available through on-line information services such as Bloomberg and Reuters.

The Trust’s periodic financial statements may not utilize the NAV of the Trust determined by reference to the Index to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP. The Trust’s periodic financial statements will be prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for SOL on the Trust’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for SOL, which will be either the market the Trust normally transacts in for SOL or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities. The unadjusted quoted price utilized for SOL is expected to be utilized for staked SOL as restrictions on staked SOL are a characteristic of the Trust’s SOL holdings rather than a characteristic of SOL itself.

The Sponsor reserves the right to adjust the Share price of the Trust in the future to maintain convenient trading ranges for Shareholders. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate NAV per Share, but would have no effect on the net assets of the Trust or the proportionate voting rights of Shareholders or the value of any Shareholder’s investment.

Fees and Expenses

Sponsor Fee

The Trust pays the Sponsor an annual unified fee of 0.25% of the Trust’s SOL Holdings (the “Sponsor Fee”). The Trust’s “SOL Holdings” is the quantity of the Trust’s SOL plus any cash or other assets held by the Trust represented in SOL as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SOL as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. On October 29, 2025, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the Sponsor Fee in its entirety for the duration of the waiver period. The waiver period began on the date the Trust first issued Shares, which commenced trading on the Exchange November 18, 2025, following the effectiveness of the registration statement, and ends after a period of six months, unless extended by the Sponsor in its sole discretion. The Administrator calculates the Sponsor Fee in respect of each day by reference to the prior day’s SOL Holdings. Except for periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee accrues daily in SOL and be payable monthly in SOL or cash. To the extent there are any on-chain transaction fees incurred in connection with the transfers of SOL to pay the Sponsor Fee, the Sponsor, and not the Trust, shall bear such fees. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

Staking Fees

In addition to the Sponsor Fee, the Trust bears the Staking Fees, which the Sponsor, Custodians, and Node Operator will each receive from the proceeds of the Node Operator’s staking activities that the Trust receives from the Solana network. The total amount of the Staking Fee will equal 15% of all staking rewards received by the Trust. The Trust’s NAV will reflect the amount of SOL the Trust is entitled to under its staking activities after deduction of accrued but unpaid Staking Fees. On October 29, 2025, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the Staking Fees in their entirety on the staking rewards received by the Trust generated from the first $1.0 billion of Trust assets for a period of six months beginning on the date the Trust first issues Shares, which commenced trading on the Exchange November 18, 2025, following the effectiveness of the Trust’s registration statement.

Routine Operational, Administrative and Other Ordinary Expenses

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes and the Staking Fees, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Distributor, the Administrator, the Custodians, the Cash Custodian, the Transfer Agent, the Index Provider, and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense (as defined below) will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

Non-Recurring Fees and Expenses

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of SOL, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodians or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of SOL to pay Extraordinary Expenses, the Trust will bear such fees.

To the extent it does not have cash readily available, the Sponsor shall cause the transfer or sale of SOL in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of redemption proceeds to Authorized Participants. The Trust will not bear any costs associated with the transfer or sale of SOL to pay the Sponsor Fee. To the extent the Trust incurs any Extraordinary Expenses, the Trust will bear the costs of any transfers or sales of SOL to pay such expenses. The Trust will seek to transfer SOL at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in SOL, the amount of SOL transferred or sold may vary from time to time depending on the actual sales price of SOL relative to the Trust’s expenses and liabilities (e.g., if the price of SOL falls, the amount of SOL needed to be transferred or sold to pay an expense denominated in U.S. dollars will increase). To the extent the Trust must buy or sell SOL, the Trust may do so through a third-party digital asset broker or dealer. When the Trust buys or sells SOL, the Sponsor seeks quotes from its SOL trading counterparties. Such transactions are typically conducted over the counter rather than over a trading platform or similar order matching service. The Sponsor will select third party brokers or dealers that it believes have implemented adequate anti-money laundering, know-your-customer and other legal compliance policies and procedures.

Under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of SOL incurred in connection with the fulfillment of a creation or redemption order.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of SOL or cash represented by the Baskets being created or redeemed (the “Basket Deposit”). The amount of SOL required in a Basket Deposit (the “Basket SOL Deposit”) and the amount of cash required in a Basket Deposit (the “Basket Cash Deposit”) are based on the quantity or value of the quantity, as applicable, of SOL or cash attributable to each Share of the Trust (net of accrued but unpaid Sponsor Fees and any accrued but unpaid Extraordinary Expenses) being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem Baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Distributor.

In connection with a Cash Creation Order (as defined below) or Cash Redemption Order (as defined below), an Authorized Participant is responsible for any operational processing and brokerage costs, transfers fees, network fees and stamp taxes (the “Transaction Fee”). The Transaction Fee may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Certain Authorized Participants and their agents and affiliates are expected to be capable of participating directly in the spot markets. Some Authorized Participants or their agents and affiliates may from time to time buy or sell SOL and may profit in these instances. To the extent that the activities of Authorized Participants or their agents and affiliates have a meaningful effect on the SOL market, it could affect the price of SOL and impact the ability of the Authorized Participants to effectively arbitrage the difference between the price at which the shares trade and the NAV of the Trust. While the Sponsor currently expects that Authorized Participants’ and their agents’ and affiliates’ direct activities in the SOL or securities markets in connection with the creation and redemption activities of the Trust will not significantly affect the price of SOL or the Shares, the impact of the activities of the Trust and its Authorized Participants and their agents and affiliates on SOL or securities markets is unknown and beyond the control of the Sponsor.

Each Authorized Participant is required to be registered as a broker-dealer under the 1934 Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The following description of the procedures for the creation and redemption of Baskets is only a summary and a Shareholder should refer to the form of Authorized Participant Agreement for more detail. A form of Authorized Participant Agreement was filed as an exhibit to the registration statement.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Purchase orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A purchase order will be effective on the date it is received in good order by the Transfer Agent (“Purchase Order Date”).

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders may be denominated and settled in an amount of SOL (“In-Kind Creation Order”) or cash (“Cash Creation Order”). By placing an In-Kind Creation Order, an Authorized Participant agrees to facilitate the deposit of SOL with the Custodians, either directly or indirectly through an Authorized Participant Designee. By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor in its discretion.

Following an In-Kind Creation Order from an Authorized Participant, the Trust’s accounts at the Custodians must be credited with the required SOL by 11:00 a.m. EST on the following business day or such other time designated by the Sponsor. The Authorized Participant or its Authorized Participant Designee will normally send the required SOL in an “on chain” transaction over the Solana network. Such on chain transactions are subject to the risks associated with Solana network transactions, including the irreversibility of transactions made in error or unavoidable delays due to Solana network congestion. Upon receipt of the Basket SOL Deposit amount in the Trust’s accounts at the Custodians, the Administrator will notify the Transfer Agent. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

Following an Authorized Participant’s Cash Creation Order, the Trust’s account at the Cash Custodian must be credited with the Basket Cash Deposit amount by 11:00 a.m. EST on the following business day or such other time designated by the Sponsor. Upon receipt of the Basket Cash Deposit amount in the Trust’s account at the Cash Custodian, the Transfer Agent will notify the Distributor, the Authorized Participant, and the Sponsor that the Basket Cash Amount has been deposited. The Sponsor, on behalf of the Trust, will instruct an SOL trading counterparty to purchase the amount of SOL equivalent in value to the cash deposit amount associated with the creation order, with such purchase transaction prearranged to be executed, in the Sponsor’s reasonable efforts, at the Index price used by the Trust to calculate NAV, taking into account any spread, commissions, or other trading costs on the applicable Purchase Order Date. The resulting SOL will be deposited in the Trust’s accounts with the Custodians. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. To the extent the execution price of the SOL acquired by the trading counterparty exceeds the cash deposit amount, such cash difference will be the responsibility of the Authorized Participant and not the Trust or Sponsor. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

Determination of Required Deposits

The amount of the Basket Deposit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of SOL or cash constituting the Basket Deposit as appropriate to reflect the value of the Trust’s SOL or cash less accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. EST or at an earlier time set forth in the Authorized Participant Agreement or otherwise provided to all Authorized Participants on the date such order is placed in order for the creation of Baskets to be effected based on the NAV of Shares as next determined on such date after receipt of the order in proper form.

The Basket SOL Deposit for a given day is determined by dividing the number of SOL held by the Trust as of the opening of business on that business day, adjusted for the amount of SOL constituting accrued expenses and other liabilities of the Trust as of the opening of business on that business day, by the number of Shares outstanding at the opening of business and multiplying such amount by the number of Shares constituting a Basket. Fractions of SOL smaller than .00000001 are disregarded for purposes of the computation of the Basket SOL Deposit.

The Basket Cash Deposit is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Purchase Order Date, as the number of Shares constituting a Basket is in proportion to the total number of Shares outstanding on the Purchase Order Date, plus the amount of any Transaction Fee. For a discussion of how the Trust determines the value of SOL, see “Calculation of Net Asset Value” above.

The Basket Deposit so determined is communicated via electronic mail message to all Authorized Participants.

To the extent the price at which the Trust executes a SOL purchase in connection with a Cash Creation exceeds the amount described in the paragraph above, the Authorized Participant that placed such order will be responsible for any such difference in price. The Sponsor expects that its SOL trading counterparties will be able to provide pricing based on the Index price at 4:00 p.m. EST, which would minimize or eliminate any such shortfall. However, there can be no guarantee that the price at which the Trust executes SOL trades will be the Index price at 4:00 p.m. EST, and Authorized Participants bear the risk of any such differences in price.

Delivery of Required Deposits

An Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” section of this Annual Report. Upon receipt of the deposit amount by the Custodians or the Cash Custodian, as applicable, the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account on the following business day or such time as may be agreed upon by the Authorized Participant and the Sponsor, following the Purchase Order Date. The Sponsor has the authority to set or modify the cut-off time for purchase orders in order for the creation of Baskets to be effected based on the Index price at 4:00 p.m. EST as next determined on such date after receipt of the order in proper form. For example, the Sponsor may modify the cut-off time in the event of an early market close, perceived capacity constraints from the Trust’s SOL trading counterparties, or highly volatile markets. Cut-off times are communicated periodically to Authorized Participants. In circumstances where purchase orders are due before 4:00 p.m. EST, Authorized Participants will not know the total Basket Deposit at the time they submit a purchase order for the Basket. The Trust’s NAV and the price of a Basket Deposit could rise or fall substantially between the time a purchase order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant. In the event an Authorized Participant or its Authorized Participant Designee fails to deliver a Basket SOL Deposit pursuant to an In-Kind Creation Order, such In-Kind Creation Order may, in the Sponsor’s sole discretion, be converted to a Cash Creation Order and subject to the procedures applicable to Cash Creation Orders described herein. If an Authorized Participant fails to consummate a Cash Creation Order, such order will be cancelled or delayed until the full deposit has been received.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit for any reason, including if the Sponsor determines that:

(a)
the purchase order is not in proper form;
(b)
the Basket Deposit delivered is not as specified by the Trust through the Sponsor and/or Transfer Agent, and the Sponsor has not consented to acceptance of an in-kind deposit that varies from the designated portfolio;
(c)
the acceptance of the Basket Deposit would have certain adverse tax consequences to the Trust;
(d)
the acceptance of the Basket Deposit would, in the opinion of counsel, be unlawful;
(e)
the acceptance of the Basket Deposit would otherwise, in the discretion of the Trust or the Sponsor, have an adverse effect on the Trust or the rights of beneficial owners of the Trust;
(f)
the value of Baskets to be created exceeds a purchase authorization limit afforded to the Authorized Participant by the Trust, and the Authorized Participant has not deposited an amount in excess of such purchase authorization with the Custodians prior to the designated cut-off time; or
(g)
there exist circumstances outside the control of the Trust, the Transfer Agent, or the Sponsor that make it impossible to process purchase orders for all practical purposes.

The Sponsor may in its sole discretion limit the number of Shares created pursuant to purchase orders on any specified day without notice to the Authorized Participants and may direct the Distributor to reject any purchase orders in excess of such capped amount. The Sponsor may choose to limit the number of Shares created pursuant to purchase orders when it deems so doing to be in the best interest of Shareholders. It may choose to do so when it believes the market is too volatile to execute a SOL transaction, when it believes the price of SOL is being inconsistently, irregularly, or discontinuously published from SOL trading venues and other data sources, or when it believes other similar circumstances may create a scenario in which accepting purchase orders would not be in the best interests of the Shareholders. The Sponsor does not believe that the Trust’s ability to arrive at such a determination will have a significant impact on the Shares in the secondary market because it believes that the ability to create Shares would be reinstated shortly after such determination is made, and any entity desiring to create Shares would be able to do so once the ability to create Shares is reinstated. However, it is possible that such a determination would cause the Shares to trade at premiums or discounts relative to the Trust’s NAV on the secondary market if arbitrageurs believe that there is risk that the creation and redemption process is not available, as this process is a component of keeping the price of the Shares on the secondary market closely aligned to the Trust’s NAV.

Neither the Sponsor, nor the Transfer Agent, nor the Trust will be liable for the rejection of any purchase order or Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets with an additional safeguard on SOL being removed from the SOL Accounts at the Custodians. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. Redemption orders are denominated and settled either in kind (“In-Kind Redemption Order”) or in cash (“Cash Redemption Order”). By placing a redemption order, an Authorized Participant agrees to facilitate the deposit of Shares with the Transfer Agent. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the required Shares have been received. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

In the case of an In-Kind Redemption Order, the redemption distribution from the Trust consists of a movement of SOL to the Authorized Participant, or its Authorized Participant Designee, representing the amount of SOL held by the Trust, net of accrued expenses and other liabilities, evidenced by the Shares being redeemed on the Redemption Order Date. In the case of a Cash Redemption Order, the redemption distribution from the Trust consists of a transfer to the Authorized Participant of an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Redemption Order Date, as the number of Shares to be redeemed under the purchase order is in proportion to the total number of Shares outstanding on the Redemption Order Date. With respect to either an In-Kind Redemption Order or Cash Redemption Order, the redemption distribution due from the Trust will be delivered once the Transfer Agent notifies the Cash Custodian, the Administrator, the Distributor and the Sponsor that the Authorized Participant has delivered the Shares represented by the Baskets to be redeemed to the Transfer Agent’s DTC account. If the Transfer Agent’s DTC account has not been credited with all of the Shares of the Baskets to be redeemed, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the end of the following business day or such time as may be agreed upon by the Authorized Participant and the Sponsor following the Redemption Order Date. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from the Trust will consist of a transfer to the redeeming Authorized Participant or its Authorized Participant Designee of an amount of either SOL (in the case of an In-Kind Redemption Order) or cash (in the case of a Cash Redemption Order) that is determined in the same manner as the determination of Basket Deposits discussed above.

Delivery of Redemption Distribution

The Transfer Agent notifies the Administrator, the Cash Custodian, the Distributor and the Sponsor that the Shares have been received in the Transfer Agent’s DTC account. For an In-Kind Redemption Order, the Sponsor will transfer the redemption SOL amount from the Custodians to the designated wallet address of the Authorized Participant or its Authorized Participant Designee by the second business day following the Redemption Order Date or such other time designated by the Sponsor. For a Cash Redemption Order, the redemption distribution due from the Trust will be sent by the Cash Custodian, to the Authorized Participant by the second business day following the Redemption Order Date if, by 4:00 p.m. EST, on such business day, the Transfer Agent’s DTC account has been credited with the Baskets to be redeemed. If the Transfer Agent’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares. Notwithstanding the forgoing, the Sponsor may extend the period for delivery of redemption proceeds in connection with stressed liquidity conditions resulting from the Trust’s staking program.

Rejection of Redemption Orders

Redemption orders must be made in whole Baskets. The Distributor acting by itself or through the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any redemption order (1) the Sponsor determines not to be in proper form or (2) if requested by the Distributor, the Authorized Participant fails to deliver or execute supporting documentation evidencing ownership or the Authorized Participant’s right to deliver sufficient Shares.

Suspension of Orders

The Sponsor may, in its discretion, suspend redemption or creation transactions during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegate make it for all practicable purposes not feasible to process Redemption Orders or for any other reason at any time or from time to time. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend creations and redemptions until such time as such circumstances are rectified. In addition, the Sponsor may temporarily suspend the acceptance of redemption orders in connection with stressed liquidity conditions resulting from the Trust’s staking program. Neither the Distributor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, nor will the Custodians be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. Any such suspension may cause the price of the Shares to deviate more significantly from the Trust’s NAV per Share than would be the case if such suspension had not occurred. The Trust will notify Shareholders of any such suspension in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports.

Creation and Redemption Transaction Fees

In connection with a Creation Order or Redemption Order, an Authorized Participant is responsible for the Transaction Fee, which consists of the operational processing and brokerage costs, transfers fees, network fees and stamp taxes. The Transaction Fee may be reduced, increased or otherwise changed by the Sponsor.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, the Trust will create and redeem Shares from time to time, but only in one or more Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of SOL or cash equal to the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Baskets it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of SOL. Baskets are generally redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Shares are expected to trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of SOL.

Selling Commission

Retail investors may purchase and sell Shares through traditional brokerage accounts. Investors are expected to be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for applicable charges. The price at which an Authorized Participant sells a Share may be higher or lower than the price paid by such Authorized Participant in connection with the creation of such Share in a Creation Unit.

Employees

The Trust has no employees.

United States Federal Income Tax Consequences

The following discussion describes the material U.S. federal income tax consequences associated with the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain U.S. federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below). The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”) , Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Annual Report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Except where noted, this discussion only deals with Shares held as capital assets (generally, property held for investment), and does not address special situations, including those of banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, dealers in securities, currencies, or commodities, tax-exempt organizations, tax-exempt or tax-advantaged retirement plans or accounts, traders using a mark-to-market method of accounting, entities that are partnerships for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or persons subject to the federal alternative minimum tax. Moreover, the discussion below does not address the effect of any state, local or foreign tax law consequences that may apply to an investment in Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

•
an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes;
•
a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•
an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or
•
a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. The Trust will engage in staking activity. If staking is treated for U.S. federal income tax purposes as a passive ministerial and administrative activity, it should be permissible for the Trust. The Trust will engage in staking activity. In the opinion of Dechert LLP, special tax counsel to the Trust, although not free from doubt due to the lack of directly governing authority, the Trust should be classified as a “grantor trust”. To that end, on November 10, 2025, the Treasury Department and IRS issued a Revenue Procedure that provided a safe harbor for trusts that otherwise qualify as investment trusts and as grantor trusts to stake their digital assets without jeopardizing their tax status as investment trusts and grantor trusts for U.S. federal income tax purposes (and the following discussion assumes such classification). As a result, the Trust itself should not be subject to U.S. federal income tax. The Revenue Procedure provides specific requirements that must be satisfied by a Trust in order to be eligible to rely on the safe harbor.

The Trust intends to operate so that it will qualify under the Revenue Procedure to be treated for U.S. federal income tax purposes as a grantor trust. In the opinion of Dechert LLP, although not free from doubt, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification).

The opinion of Dechert LLP is based on various assumptions and representations relating to the Trust’s organization, operation, assets, activities, and income, including that all such assumptions representations on which the opinion is based and all other factual information set forth in the relevant documents, records, and instruments are true and correct, that all actions described in this offering are completed in a timely fashion and that the Trust will at all times operate in accordance with the method of operation described in the Trust’s organizational documents and this offering. You should be aware that opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not challenge the conclusions set forth in such opinions. Instead, the Trust’s income, expenses and amounts realized should “flow through” to the Shareholders, and the Trustee will report to Shareholders and the IRS on that basis. The opinion of Dechert LLP is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Although the Trust intends to operate within the safe harbor outlined in Revenue Procedure 2025-31, neither the Sponsor nor the Trustee has received a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the Trust were viewed as undertaking activities that would not be allowable for U.S. federal income tax purposes, then the Trust could lose its income tax status as a grantor trust. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders. Under such circumstances, the Trust might be classified as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes, there can be no assurance in this regard. Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

Taxation of U.S. Shareholders

Each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust. A Shareholder also will be treated as if it directly received its respective pro rata share of the Trust’s income, if any (including staking income, as applicable), and as if it directly incurred its respective pro rata share of the Trust’s expenses, subject to some specialized allocation rules for widely held fixed investment trusts. In the case of a Shareholder that acquires Shares as part of the creation of a Basket in cash, the delivery of cash to the Trust in exchange for a pro rata share of the underlying SOL represented by the Shares and the purchase by the Trust of additional SOL with the cash will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the SOL held in the Trust will be based upon the amount of cash contributed and the date that the Trust purchased the SOL with the cash. In the case of a Shareholder that acquires Shares as part of the creation of a Basket in kind, the delivery of SOL to the Trust in exchange for a pro rata share of the underlying SOL represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the SOL held in the Trust will be the same as its tax basis and holding period for the SOL delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying SOL related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies SOL as “property” that is not currency for U.S. federal income tax purposes and clarifies that SOL can be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of SOL. Because SOL is a new technological innovation, the U.S. federal income tax treatment of SOL or transactions relating to investments in SOL may evolve and change from that discussed below, possibly with retroactive effect. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving SOL. While the IRS has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in SOL or in transactions relating to investments in SOL is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

The Trust expects to sell or use SOL to pay certain expenses of the Trust or to fund cash redemptions or distributions if and when applicable. If the Trust sells SOL (for example to generate cash to pay fees or expenses) or is treated as selling SOL (for example by using SOL to pay fees or expenses), a Shareholder will generally recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the SOL that was sold. A Shareholder’s tax basis for its share of any SOL sold by the Trust will generally be a pro rata portion of the Shareholder’s total tax basis for its share of all of the SOL held in the Trust. After any such sale, a Shareholder’s tax basis for its pro rata share of the SOL remaining in the Trust should be equal to its tax basis for its share of the total amount of the SOL held in the Trust immediately prior to the sale less the portion of such basis allocable to its share of the SOL that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the pro rata share of the SOL held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the pro rata share of the SOL held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph. A selling Shareholder may recognize additional gain or loss when the Trust sells or disposes of SOL, as described above, attributable to the portion of the year the Shares were held. Based on current IRS guidance, such gain or loss on the sale of Shares (as well as any gain or loss realized by a Shareholder on account of the Trust selling SOL) will generally be long-term capital gain or loss if the Shareholder has a holding period of greater than one year in its pro rata share of the SOL that was sold and otherwise will be short-term capital gain or loss.

Sales of SOL to fund cash redemptions or distributions are expected to result in gains or losses with such gains or losses expected to be treated as incurred by the Shareholder that is being redeemed or receiving a distribution. Similarly, sales of SOL to fund cash distributions are expected to result in gains or losses with such gains or losses expected to be treated as incurred by the Shareholder in the Trust at the time of the sales. These gains or losses generally would equal the difference between the amount realized from the sale of the SOL and the Shareholder’s tax basis for the portion of the Shareholder’s pro rata share of the SOL held in the Trust that is sold to fund the redemption or distribution, as determined in the manner described above. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event for the Shareholder. In accordance with Revenue Procedure 2025-31, the Trust expects to make distributions at least quarterly of net staking rewards.

If permitted, Authorized Participants may request an in-kind distribution of Trust assets when an Authorized Participant redeems its Shares at any time prior to 30 business days before the Trust’s termination date. An Authorized Participant will not recognize gain or loss if the Authorized Participant only receives whole Trust assets in exchange for the identical amount of the Authorized Participant’s pro rata portion of the same Trust assets held by the Trust. However, if the Authorized Participant is acting on its own behalf and also receives cash in exchange for a Trust asset or a fractional portion of a Trust asset, the Authorized Participant will generally recognize gain or loss based on the difference between the amount of cash received and the Authorized Participant’s tax basis in such Trust asset or fractional portion.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying SOL represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis and holding period for the SOL received in the redemption generally will be the same as the Shareholder’s tax basis and holding period for the pro rata share of the SOL held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. A Shareholder’s tax basis for SOL received in a redemption generally will be the same as the Shareholder’s tax basis for the portion of the Shareholder’s pro rata share of the SOL held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period for the SOL received generally will include the period during which the Shareholder held the Shares being redeemed. A subsequent sale of the SOL received by the Shareholder generally will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the SOL held in the Trust immediately after such sale or redemption generally will be equal to its tax basis in its share of the total amount of the SOL held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or cash redemption or, in the case of an in-kind redemption for SOL, that is treated as the basis of the SOL received by the Shareholder in the redemption.

Except for cash temporarily held to pay Trust expenses, to facilitate redemption transactions, or received in creation transactions, the Trust will only invest in SOL. In the event of a fork, the Sponsor will cause the Trust to irrevocably abandon any digital asset resulting from a fork in the Solana network (other than what the Sponsor determines to be SOL). If the Trust were to change this policy, the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules. If, despite such abandonment, the Trust were to receive any digital asset resulting from a fork in the Solana network (other than what the Sponsor determines to be SOL), the Trust Agreement requires the Sponsor to cause the forked asset to be sold and have the proceeds distributed to the Shareholders. The sale of a forked asset received by the Trust will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

While the IRS has not addressed all situations in which airdrops occur, it is clear from the reasoning of current IRS guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income. The Trust intends to disclaim any digital assets received in an airdrop offered to holders of SOL. Therefore, if an airdrop results in holders of SOL receiving a new digital asset of value, the Trust and the Shareholders will not participate in that value. If the Trust were to claim or receive the economic benefit of an airdrop, it would have similar tax consequences to those described above for a hard fork.

If the Trust were to receive staking rewards, any such staking rewards received by the Trust is expected to be treated as taxable income and reportable to Shareholders based on the Trust’s interpretation of current IRS guidance, regardless of whether such rewards are distributed by the Trust. Sales of SOL to fund cash distributions are expected to result in gains or losses with such gains or losses expected to be treated as incurred by the Shareholder that is being redeemed.

The Trust’s receipt of amounts received in connection with staking could have implications for investors sensitive to unrelated business taxable income.

3.8% Tax on Net Investment Income

Certain U.S. Shareholders, who are individuals, are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax applies to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this tax may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of SOL by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. However, most trust expenses are expected to result in miscellaneous itemized deductions, and noncorporate taxpayers generally are not allowed any deduction with respect to miscellaneous itemized deductions.

Investment by Certain Retirement Plans

Individual retirement accounts (“IRAs”) and participant-directed accounts under retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code section 401(a) plan should consult with their own tax advisors as to the tax consequences of a purchase of Shares. Additionally, the Trust’s receipt of amounts received in connection with staking could have implications for investors sensitive to unrelated business taxable income.

United States Information Reporting and Backup Withholding; Tax Return Reporting for Cryptocurrency

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income, expenses, gains or losses (if any). A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person, and some Non-U.S. Shareholders may be required to meet certain information reporting or certification requirements imposed by Code requirements popularly referred to as “FATCA” in order to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle the Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Individual U.S. Shareholders will be required to report on their federal income tax return the receipt, acquisition, sale, or exchange of any financial interest in virtual currency, which includes a Shareholder’s interest in SOL held by the Trust.

Taxation of Authorized Participants

If an Authorized Participant invests in the Trust on its own behalf, the Authorized Participant will generally recognize income, gain, loss or deduction as described for U.S. Shareholders. If an Authorized Participant is acting as agent for one or more other persons, who are the beneficial owners of the Shares, the Authorized Participant will be obligated to issue an information statement to the beneficial owners, who will recognize the consequences described above for U.S. Shareholders.

Taxation of Non-U.S. Shareholders and in Jurisdictions Other Than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences under the laws of such jurisdiction (or any other jurisdiction other than the United States in which they are subject to taxation) of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing. Additionally, the Trust’s receipt of amounts received in connection with staking could have implications for investors sensitive to taxable income effectively connected with a U.S. trade or business. If amounts received in connection with staking are not treated as effectively connected with a U.S. trade or business, such amounts could be subject to U.S. withholding if such payments were treated as U.S. source income.

The foregoing is only a general summary of the material U.S. federal income tax consequences associated with the purchase, ownership and disposition of Shares by a U.S. Shareholder. Each prospective Shareholder should consult the Shareholder’s own tax advisor concerning the U.S. federal, state, local, and non-U.S. tax considerations relevant to an investment in Shares in the Shareholder’s particular tax situation.

PROSPECTIVE SHAREHOLDERS ARE URGED TO CONSULT THEIR LEGAL AND TAX ADVISERS BEFORE DECIDING WHETHER TO INVEST IN THE SHARES OF THE TRUST.

Purchases by Employee Benefit Plans

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (the “DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code. It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor Regulations § 2510.3-101(b)(2). Accordingly, Shares purchased by a Plan, and not the Plan’s interest in the underlying SOL held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non-U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S. or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

The Sponsor, Fidelity Management & Research LLC, and their respective affiliates operating as a business organization (collectively, “Fidelity”) and its Enterprise Cybersecurity organization, on behalf of the Trust, have established a risk management program which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Trust and its Shareholders. The Trust does not have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Trust’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

Management of cybersecurity risk is a key area of focus for the Enterprise Cybersecurity organization, as threat actors continue to target Fidelity with sophisticated, ever-evolving attacks. Enterprise Cybersecurity’s mission is to protect Fidelity and its customers from these attacks and other cyber incidents through risk optimization, policies, controls, technical capabilities, and employee training and awareness on risks, policies and standards. As Enterprise Cybersecurity implements measures to address cyber risk, it also continuously reviews its resources to better enhance security of systems, networks, data, and other technology.

The potential impact of risks from cybersecurity threats on the Trust are assessed on an ongoing basis. These risks are regularly evaluated to determine if they could materially affect the Trust’s business strategy, operational results, and financial condition. During the reporting period, Fidelity did not identify any material risks from cybersecurity threats that have materially affected or are reasonability likely to materially affect the Trust, including its day-to-day operations, financial condition, or business strategies.

While Fidelity will continue to enhance its approach to address cybersecurity risk, it is possible that it will not be successful in preventing or mitigating a future cybersecurity incident that could have a material impact on Fidelity or the Trust’s operations, financial condition, and business strategies.

Third Party Risk and Engagement

The Trust depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. Third party incidents, such as supply chain attacks, ransomware operations, or insider misconduct, could result in a material impact to the Trust through the compromise of sensitive information or system failures. To address these risks, Fidelity has a vendor oversight program which includes periodic reviews of the cyber controls of third-party service providers, with the frequency of such reviews generally based on the nature of the Trust’s information processed by the vendor and the vendor’s criticality to business operations.

Independent Assessment of Controls

On behalf of the Trust, Fidelity engages third-party consultants to assess, identify, and/or manage material risks from cybersecurity threats. For example, Fidelity engages third-party consultants to perform audits of its cybersecurity measures and risk management processes, including those applicable to Trust. Fidelity has also hired qualified independent assessors to review applicable security controls in accordance with the American Institute of Certified Public Accountants’ System and Organization Controls assurance programs. Additionally, Fidelity utilizes third-party consultants with specific areas of cybersecurity expertise to review and report on various aspects of its cybersecurity program, including those applicable to the Trust. The results of these consulting engagements are shared with the Sponsor as part of periodic reporting.

Monitoring Emerging Threats

Threat actors’ utilization of emerging and new technologies such as Artificial Intelligence to enhance cyber-attacks is an ongoing risk. Fidelity’s Cyberthreat Intelligence (CTI) unit within Enterprise Cybersecurity is designed to alert stakeholders, control owners, and decision-makers of emerging cyber threats to Fidelity infrastructure, vendors, and clients. CTI operates via a follow-the-sun approach, monitoring criminal, nation-state, hacktivist, and insider groups and their use of these technologies to carry out attacks.

CTI utilizes information gathered from public and private sources, including industry groups such as the U.S. Cybersecurity and Infrastructure Security Agency and the Financial Services Information Sharing and Analysis Center. The organization analyzes such information and incorporates threat actors’ tactics, techniques, and procedures into the program’s security monitoring and detection tools and processes.

Organization and Management

Fidelity Enterprise Cybersecurity is comprised of several product areas that are designed to defend against attack, damage, and unauthorized action to information, data, and systems. Among these functions are:

Detect and Respond, which is responsible for delivering global cybersecurity operations, intelligence, and analytics to ensure data confidentiality, integrity, and availability for Fidelity and its customers. This product area utilizes the latest tools and technology to monitor Fidelity’s environment for signs of suspicious activity, as well as proactively detect and hunt for the latest cyber threats. Key functions include the Security Operations Center, Threat Intelligence, Insider Threat, and Endpoint Security.

The Information Security Office, which is a team that assists with the migration and implementation of Enterprise Cybersecurity policy into each of the firm’s business units. Each Fidelity business unit has a dedicated Information Security Office team that partners with the business on cyber client engagement, security advisory, risk reduction, regulatory compliance, and education and awareness.

Application and Infrastructure Security, which is responsible for identifying, assessing, and mitigating risks posed by software vulnerabilities, malware, and configuration exposures in Fidelity’s applications and technology infrastructure. This product area focuses on critical functions such as vulnerability scanning, penetration testing, and vendor application remediation, enabling Fidelity to address risks from vulnerabilities before they are exploited.

Enterprise Cybersecurity also employs several teams that work together and are responsible for enabling Fidelity with a persistent readiness posture through comprehensive cyber risk management from risk identification through remediation. These teams include Cyber Risk, Cyber Controls & Policy, and Cyber Regulatory & Audit. Together, these teams provide a foundation and framework for the Enterprise Cybersecurity organization to align with industry standards, meet regulatory expectations, and adjust to changing risks.

Governance and Oversight

The Sponsor, in conjunction with Fidelity’s Enterprise Cybersecurity organization, provides strategic oversight regarding cybersecurity risks and threats to the Trust. The Sponsor’s Compliance and Risk Management Committee (“CRMC”), comprised of various officers of the Sponsor and the broader Fidelity organization, receives and reviews periodic reports from senior executives in Fidelity’s Enterprise Cybersecurity Organization, including Fidelity’s Chief Information Security Officer (“CISO”) and members of the CISO’s staff. These reports contain information about risks from cybersecurity threats, including results of independent reviews of the cybersecurity program, summaries of recent threat intelligence assessments, progress on key initiatives and strategies, and updates on recent regulatory activities, including new regulations and examinations.

The CRMC is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Trust's reliance on Fidelity and its Enterprise Cybersecurity organization, the CRMC relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Trust's material risks from cybersecurity threats. Fidelity’s CISO has over thirty years of experience as a technology and information risk management leader, holding global senior management roles with large, diversified financial services companies. He has served as Fidelity’s CISO since May 2024. He reports to Fidelity’s Head of Technology and Global Services.

The Sponsor is informed about cybersecurity incidents, including material cybersecurity incidents, impacting the Trust. The Sponsor monitors the prevention, detection, mitigation, and remediation of such incidents, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, cybersecurity, information technology, and/or compliance personnel of Fidelity. In conjunction with Fidelity’s Enterprise Cybersecurity organization, the Sponsor, on behalf of the Trust, also participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication, and reporting processes are in place.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)
The Shares of the Trust are listed in the accompanying table. The date the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
Fidelity Solana Fund	November 17, 2025	FSOL	NYSE Arca, Inc.

As of March 20, 2026, there was one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

The Trust made no distributions to Shareholders during the period September 10, 2025 (seeding date) through December 31, 2025.

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

b)
Not applicable.
c)
The Trust does not purchase Shares directly from its shareholders. There were no redemptions by Authorized Participants from September 10, 2025 through December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview of the Trust

Fidelity Solana Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that seeks to list and trade on the NYSE Arca, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of SOL, as measured by the performance of the Fidelity Solana Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with SOL. As a result of the Trust’s receipt of staking-based amounts, the Trust is expected to outperform the Index before consideration of the Trust’s expenses and other liabilities. The Index is constructed using SOL price feeds from eligible SOL spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of SOL in U.S. dollars. In seeking to achieve its investment objective, the Trust holds SOL. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC. The Trust may custody its SOL at Anchorage Digital Bank NA, BitGo Bank & Trust N.A. (formerly BitGo Trust Company, Inc.) and Coinbase Custody Trust Company, LLC (each a “Custodian” and collectively the “Custodians”), each of which provides custody services for digital assets.

The Trust provides exposure to the value of SOL, and the Shares of the Trust are valued on a daily basis using the same methodology used to calculate the Index. The Trust provides investors with the opportunity to access the market for SOL through a traditional brokerage account without the potential barriers to entry or risks involved with holding or transferring SOL directly or acquiring it from a SOL spot market. The Trust is passively managed and does not pursue active management investment strategies. The Trust will not invest in derivatives. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in SOL without purchasing, holding and trading SOL directly. The Trust sells and redeems Shares only with Authorized Participants in exchange for SOL or cash and only in blocks of 25,000 Shares (a “Basket”).

Pursuant to the Trust’s investment objective, the Sponsor utilizes the services of the Custodians to stake, or cause to be staked, all of the Trust’s SOL with one or more trusted node operators (which may include the Custodians or their affiliates) (each, a “Node Operator”), except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with the Sponsor’s adopted liquidity risk management program (the “Liquidity Program”) that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Accordingly, while under normal circumstances the Trust may stake up to 100% of the Trust’s SOL, there is no minimum percentage the Trust is required to stake. The Trust receives a portion of the staking rewards generated by a Node Operator.

The Shareholders of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except in limited circumstances, Shareholders will have no voting rights under the Trust Agreement.

Valuation of SOL and Computation of Net Asset Value

For purposes of calculating the Trust’s net asset value (“NAV”) per Share, the Trust’s holdings of SOL are valued using the same methodology as used to calculate the Index.

The Trust’s NAV per Share is calculated by:

•
taking the fair market value of its total assets based on the volume-weighted median price of SOL used for the calculation of the Index;
•
subtracting any liabilities; and
•
dividing that total by the total number of outstanding Shares.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day is released after 4:00 p.m. EST. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. If the Sponsor were to identify an incidence of unusual pricing, the Sponsor may determine to either alert the Index Provider to the issue and seek a correction or select an alternative pricing source. Such an event could lead to a public correction being issued by the Index Provider and/or a delay in publication of the Trust’s NAV for such day. The Sponsor established the Valuation and Liquidity Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation and Liquidity Committee. If the Valuation and Liquidity Committee determines in good faith that the Index does not reflect an accurate SOL price, then the Valuation and Liquidity Committee will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation and Liquidity Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which SOL are traded. The Valuation and Liquidity Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider calculates and disseminates throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV is calculated based on the Trust’s SOL holdings and any other assets expected to comprise that day’s NAV calculation. The third-party financial data provider uses the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot SOL. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current SOL price levels of the SOL trading platforms that are available on its feed. The SOL trading platforms included in the Blockstream Crypto Data Feed Streaming Level 1 include Bitfinex, Bitstamp, and Gemini. The Trust provides an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours”). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the NAV, which will be calculated only once at the end of each trading day as described herein.

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

Results of Operations

Prior to September 24, 2025, the Trust had no operations other than matters relating to the sale and issuance of one share of the Trust to the Seed Capital Investor, an affiliate of the Sponsor, for an aggregate purchase price of $25 on September 10, 2025 (seeding date). On September 24, 2025, the seed share was redeemed for cash, and the Seed Capital Investor purchased 200,000 Shares at a per-Share price of $25 (the “Seed Baskets”). Total proceeds to the Trust from the sale of the Seed Baskets were $5.0 million. On September 24, 2025, the Trust purchased 23,402 SOL with the proceeds of the Seed Baskets. On November 17, 2025, the Trust’s registration statement became effective and the Trust commenced operations. On November 18, 2025, Shares of the Trust commenced trading on the Exchange.

Expenses incurred during the period September 10, 2025 (seeding date) to December 31, 2025, in connection with the organization of the Trust and the initial offering costs of the Shares were borne by the Sponsor and will not be subject to reimbursement by the Trust.

The Period Ended December 31, 2025

The Trust’s net assets increased from $3.2 million as of November 17, 2025 (commencement of operations), to $113.9 million as of December 31, 2025. The change in the Trust’s net assets resulted primarily from an increase in outstanding Shares, which rose from 200,000 as of November 17, 2025 to 7,775,000 as of December 31, 2025. The increase in outstanding Shares was primarily as a result of 7,575,000 Shares (303 Baskets) being issued during the period November 17, 2025 through December 31, 2025. The increase in the Trust's net assets was partially offset by a decrease in the price of SOL, which fell 7.87% from $135.38 as of November 17, 2025 to $124.73 as of December 31, 2025.

The NAV per Share decreased 7.45% from $15.84 as of November 17, 2025 to $14.66 as of December 31, 2025. The Trust’s NAV per Share decreased 4.21% from $15.21 on November 17, 2025 to $14.57 on December 31, 2025.

The Trust’s NAV per Share of $16.74 at November 26, 2025, was the highest during the period November 17, 2025 through December 31, 2025, compared with a low of $13.83 at December 18, 2025.

During the period ended December 31, 2025, the quantity of SOL owned by the Trust and held by the SOL custodians increased from 23,402 as of November 17, 2025, to 913,562 as of December 31, 2025. The increase in quantity resulted primarily from the net increase from capital share transactions.

The net decrease in net assets resulting from operations for the period ended December 31, 2025, was $6.1 million, resulted primarily from a net unrealized depreciation on investment in SOL of $6.4 million, partially offset by net investment income of $0.3 million.

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

The Trust’s staking program involves the temporary loss of the ability to transfer or otherwise dispose of the Trust’s SOL. As part of the “bonding” and “unbonding” processes of staking, any staked portion of SOL will be inaccessible for a period of time, which is generally approximately 2 days but in some circumstances may take longer as determined by a range of factors. While the Trust does not have long-term capital resource requirements or obligations, there can be no guarantee that the process for the Custodians to unstake or “exit” the Trust’s staked SOL positions will result in the Trust regaining complete control of its SOL in time to satisfy its short-term obligations to facilitate foreseeable Shareholder redemption requests and pay Trust expenses. The Trust maintains a liquidity risk management program (the "Liquidity Program") that provides a variety of mechanisms to monitor and manage the liquidity of the Trust's assets. The Liquidity Program is available in full at the Trust’s website at www.fidelity.com.

Under the Liquidity Program, the Trust maintains a portion of its investments as readily available to facilitate foreseeable redemption requests, pay Trust expenses, or protect the Trust and its assets. Assets that are readily available to meet redemption requests include cash and cash equivalents, and any investment or portion of an investment reasonably expected to be able to be liquidated, sold, transferred, or assigned within the Trust's established redemption distribution period without the conversion or disposition significantly changing the market value of the investment.

The Trust may, in its discretion and subject to the Liquidity Program, suspend the right of creation or redemption or postpone the redemption or purchase settlement date for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (2) such other period as the Sponsor determines to be necessary for the protection of Shareholders.

The Trust may exchange its staked SOL for an amount of unstaked SOL. In such transactions, the SOL trading counterparty facilitating such trade will generally deliver an amount unstaked SOL that is less than the amount of staked SOL the Trust has delivered in exchange, with such spread representing the SOL trading counterparty’s compensation. While such spreads are generally expected to be de minimis in relation to the Trust’s overall assets, any such spread charged by a SOL trading counterparty will reduce the amount of SOL represented by a Share and the value of Shares.

As part of the Liquidity Program, the Trust may establish various liquidity sources, which it may use to finance temporarily the redemption requests of Shareholders or for other short-term liquidity requirements. These liquidity sources may include borrowing arrangements made via uncommitted and committed lines of credit.

As of the date of this Annual Report, the Trust has not entered into any line of credit or other borrowing arrangement, nor suspended the rights of creations or redemptions or postponed redemption or purchase settlement dates nor exchanged its staked SOL for an amount of unstaked SOL.

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Sponsor contractually waived the Sponsor Fee for the duration of the waiver period. The waiver period began on the date the Trust first issued Shares, which commenced trading on the Exchange November 18, 2025, following the effectiveness of the registration statement and ends after a period of six months, unless extended by the Sponsor in its sole discretion. In addition to the Sponsor Fee, the Trust will bear the Staking Fees. The Sponsor contractually agreed to waive Staking Fees in their entirety on the staking rewards received by the Trust generated from the first $1.0 billion of Trust assets for the duration of the waiver period.

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

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of 0.25% of the Trust’s SOL Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s SOL Holdings are not known until a future date. In addition to the Sponsor Fee, the Trust bears the Staking Fees, which the Sponsor, Custodians, and Node Operators will each receive from the proceeds of the Node Operators' staking activities that the Trust receives from the Solana network. The total amount of the Staking Fee equals 15% of all staking rewards received by the Trust. As the Sponsor cannot anticipate the amount of staking rewards that will be received by the Trust in future periods, the amount of the Staking Fee or the portion of the Staking Fee any party is entitled to will not be known until a future date.

Selected Operating Data

December 31, 2025
Price of SOL on principal market (1)	$124.73
Index price (2)	$124.00

December 31, 2025
NAV per Share (3)	$14.66
Adjustment to NAV per Share	$(0.09)
Trust’s NAV per Share (4)	$14.57
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on December 31, 2025.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The SOL spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of SOL based on the principal market price at 11:59:59 p.m., EST, on December 31, 2025.
(4)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of SOL and Computation of Net Asset Value” sections of Item 7 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share.

As of 4:00 p.m., EST, on the last business day of the period ended December 31, 2025, the Trust’s total value of SOL based on the Index Price (non-GAAP methodology) was $113,281,719, a difference of $666,900 to the GAAP value, which was $113,948,619, and the total market value of the Trust’s SOL based on the price of SOL at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $113,245,177, a difference of $703,442 to the GAAP value, which was $113,948,619.

Staking Information

December 31, 2025
Staked % (1)	72.00%
Gross staking reward rate (2)	4.51%
Net staking reward rate (3)	4.51%
(1)
The trailing 30-day average of the percentage of the Trust’s assets that are staked.
(2)
The annualized trailing 30-day average gross staking reward rate of the Trust derived from staking activity.
(3)
The annualized trailing 30-day average net staking reward rate of the Fund derived from staking activity, after staking fees.

The Sponsor has contractually agreed to waive the fee on staking rewards generated by the Trust, through May 18, 2026 on the first $1.0 billion in assets in the Trust.

Analysis of Price Movements

Investors should understand the relationship between the Index Price (non-GAAP measurement of the price of SOL), the Trust’s NAV per Share (non-GAAP measurement of the price of SOL affected by non-SOL net assets, such as the Sponsor Fee), the Trust’s market price per share, and SOL’s principal market price. Investors should also be aware that past movements are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share from November 17, 2025 (commencement of operations) to December 31, 2025.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
5%
0%
-5%
-10%
-15%
-20%
November 18, 2025
November 25, 2025
December 2, 2025
December 9, 2025
December 16, 2025
December 23, 2025
December 30, 2025
Index Price
Price of solana on principal market
Trust's NAV per Share

During the period from November 17, 2025 to December 31, 2025, the Index Price has ranged from $117.88 on December 18, 2025 to $143.02 on November 26, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent SOL spot markets individually or as a group.

During the period from November 17, 2025 to December 31, 2025, the 11:59:59 p.m. EST market price of SOL, as reported on the Trust’s principal market, ranged from $121.53 on December 23, 2025, to $144.53 on November 19, 2025.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of SOL. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share from November 17, 2025 to December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item in this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of Fidelity Solana Fund

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment, of Fidelity Solana Fund (the “Trust”) as of December 31, 2025, and the related statement of operations, changes in net assets and cash flows for the period September 10, 2025 (seeding date) through December 31, 2025, including the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and the results of its operations, changes in its net assets and its cash flows for the period September 10, 2025 (seeding date) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 25, 2026

We have served as the Trust’s auditor since 2025.

Fidelity Solana Fund

Statement of Assets and Liabilities

(Amounts in 000’s of US$, except for share and per share data)	December 31, 2025
Assets
Investment in solana, at fair value (cost $120,337)	$113,949
Total Assets	$113,949
Liabilities	$—
Commitments and Contingencies (Note 7)
Net Assets
Shares, no par value (unlimited shares authorized) 7,775,000 shares issued and outstanding as of December 31, 2025	—
Paid-in-capital	120,038
Total distributable earnings (loss)	(6,089)
Total Net Assets	$113,949
Net Asset Value per share (7,775,000 shares issued and outstanding as of December 31, 2025)	$14.66

Values shown as $— in the Statement of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statement of Operations

(Amounts in 000’s of US$)	For the period September 10, 2025 (seeding date) through December 31, 2025
Investment Income:
Income from staking rewards	$299
Expenses:
Sponsor fee	16
Total Expenses Before Waiver	16
Sponsor fee waived	(16)
Net Expenses	—
Net Investment Income (Loss)	$299
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in solana	—
Net change in unrealized appreciation (depreciation) on investment in solana	(6,388)
Net Realized and Change in Unrealized Gain (Loss) on Investment in Solana	$(6,388)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,089)

Values shown as $— in the Statement of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statement of Changes in Net Assets

(Amounts in 000’s of US$, except for shares)	For the period September 10, 2025 (seeding date) through December 31, 2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$299
Net change in unrealized appreciation (depreciation) on investment in solana	(6,388)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,089)
Capital Share Transactions:
Shares issued	120,038
Shares redeemed	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$120,038
Total Increase (Decrease) in Net Assets	$113,949
Net Assets, beginning of period	—
Net Assets, End of Period	$113,949
Changes in Shares Outstanding:
Shares outstanding, beginning of period	—
Shares issued	7,775,001
Shares redeemed	(1)
Net Increase (Decrease) in Shares	7,775,000
Shares Outstanding, End of Period	7,775,000

Values shown as $— in the Statement of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statement of Cash Flows

(Amounts in 000’s of US$)	For the period September 10, 2025 (seeding date) through December 31, 2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(6,089)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of solana	(73,946)
Net change in unrealized (appreciation) depreciation on investment in solana	6,388
Staking rewards received	(299)
Net Cash Provided by (Used in) Operating Activities	$(73,946)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	73,946
Net Cash Provided by (Used in) Financing Activities	$73,946
Cash
Net increase (decrease) in cash	$—
Cash, beginning of the period	$—
Cash, End of the Period	$—

Supplemental Information and Non-Cash Financing Activities
Solana received for the issuance of capital shares	$46,092

Values shown as $— in the Statement of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Schedule of Investment

December 31, 2025

(Amounts in 000’s of US$, except for quantity of solana and percentages)
Investments	Quantity of Solana	Cost	Fair Value	Percentage of Net Assets
Investment in solana
Global
Solana	913,562	$120,337	$113,949
Total Investment in solana		$120,337	$113,949	100.00%
Other Assets Less Liabilities			$—	0.00%
Total Net Assets			$113,949	100.00%

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Solana Fund (the “Trust”) is a Delaware Statutory Trust that was formed on March 20, 2025, pursuant to the Delaware Statutory Trust Act. The Trust’s investment objective is to seek to track the performance of solana (“SOL”), as measured by the performance of the Fidelity Solana Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with SOL. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”).

Pursuant to its investment objective, the Sponsor utilizes the services of the custodians to stake, or cause to be staked, all of the Trust’s SOL with one or more node operators, except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with its Liquidity Program. The Trust will operate pursuant to a Trust Agreement, as amended or restated from time to time (the “Trust Agreement”). The Trust is passively managed. The Shareholders of the Trust do not have control or involvement in the management of the Trust.

Prior to September 24, 2025, the Trust had no operations other than matters relating to the sale and issuance of one share of the Trust to FMR Capital, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, for an aggregate purchase price of $25 on September 10, 2025. On September 24, 2025, the seed share was redeemed for cash and the Seed Capital Investor purchased 200,000 Shares at a per-Share price of $25 (the “Seed Baskets”). On September 24, 2025, the Trust purchased 23,402 SOL with the proceeds of the Seed Baskets. On November 17, 2025, the Trust’s registration statement became effective and the Trust commenced operations. On November 18, 2025, Shares of the Trust commenced trading on NYSE Arca, Inc. (the “Exchange”).

Note 2: Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). Staking is considered an investing activity that does not preclude the Trust from qualifying as an investment company for accounting purposes. The Trust uses fair value as its method of accounting for its investment in SOL in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trust’s profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights.

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

Investment Valuation

Due to the Trust’s classification as an investment company, investments in SOL are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that SOL is sold in their principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., EST, on the financial statement measurement date. The unadjusted exchange-traded price from the principal market utilized for SOL is utilized for staked SOL as restrictions on staked SOL are a characteristic of the Trust’s SOL holdings rather than a characteristic of SOL itself.

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in SOL on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in SOL. The following table summarizes SOL activity:

(Amounts in 000’s, except for quantity)	Quantity	Fair Value
Balance as of September 10, 2025 (seeding date)	—	$—
Solana purchased	544,722	73,946
Solana received for the issuance of capital shares	366,478	46,092
Staking rewards received	2,362	299
Net change in unrealized appreciation (depreciation) on investment in solana		(6,388)
Balance as of December 31, 2025	913,562	$113,949

Staking

The Trust retains control and ownership of staked SOL and no other entity obtains the right to direct the use of the SOL during the period it is staked. Staked SOL is not derecognized and the Trust accounts for its staked SOL in the same manner as its non-staked SOL.

The Trust has the right to request to exit a staked position at any time without penalty, however, staked SOL is subject to Solana network protocol restrictions moderating when the Trust can unstake and withdraw its staked SOL and staked SOL will be inaccessible for a period of time. The duration of exiting periods are dependent on a range of factors, including Solana network conditions and demand. Depending on demand, unstaking can take between one to several “epochs” to complete. An epoch is approximately two days long on the Solana network.

Staking Rewards

The Trust’s staking rewards are recognized as revenue through the application of principles in ASC Topic 606, Revenue from Contracts with Customers. Staking reward revenue is recognized as income from staking rewards when the amount of the staking rewards to which the Trust is entitled for validations a node operator has completed is a) known and calculable and b) nonrefundable. At the time staking rewards are made known to the Trust, the performance obligation, which is a node operator's transaction validation services under a smart contract with the Solana network, has been satisfied. Staking rewards in the form of SOL are considered non-cash consideration and measured at fair value based on the Index Price of SOL used for the calculation of the Trust's NAV on the date the staking reward revenue is recognized. Node operators are the principals to the validation activities which generate the reward. The Trust acts as the agent to the validation activities and recognizes income from staking rewards net of the consideration allocated to other entities in the form of a Staking Fee.

Cash

Cash consists of a demand deposit held with a financial institution. At times, deposits may be in excess of federally insured limits. The Trust has not experienced any losses and does not believe it is exposed to any significant credit risk on such deposits.

Income Taxes

The Trust intends to be classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself should not be subject to US federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee will report to Shareholders and the Internal Revenue Service on that basis.

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

Recently Adopted Accounting Pronouncement

The Trust adopted FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”), effective for annual and interim reporting periods beginning after December 15, 2024. ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. The Trust’s accounting and reporting under ASC 946 is materially consistent with these requirements. These financial statements include additional disclosures about the holdings of certain crypto assets required by ASU 2023-08 for annual reporting periods.

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

Sponsor Fee

On October 27, 2025, the Trust contractually agreed to pay the Sponsor a unified fee of 0.25% of the Trust’s SOL Holdings (the “Sponsor Fee”), effective as of the date of the registration statement. The Trust’s “SOL Holdings” is the quantity of the Trust’s SOL plus any cash or other assets held by the Trust represented in SOL as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SOL as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes and the Staking Fees, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Distributor, the Administrator, any custodian, the Transfer Agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the Securities Act of 1933 (the “1933 Act”) or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

On October 29, 2025, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the Sponsor Fee in its entirety for the duration of the waiver period. The waiver period began on the date the Trust first issued Shares, which commenced trading on the Exchange November 18, 2025, following the effectiveness of the registration statement, and ends after a period of six months, unless extended by the Sponsor in its sole discretion.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transactions costs associated with the sale or transfer of SOL, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the custodians or other agents, service providers or counterparties of the Trust, extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of SOL to pay Extraordinary Expenses, the Trust will bear such fees.

The Administrator calculates the Sponsor Fee in respect of each day based on the prior day’s SOL Holdings. The Sponsor Fee accrues daily in SOL and is payable monthly in SOL or cash. To the extent the Trust does not have cash readily available, the Sponsor will cause the transfer or sale of SOL in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor. The amount of SOL transferred or sold may vary from time to time depending on the actual sales price of SOL relative to the Trust’s expenses and liabilities.

Staking Fees

The node operators, the custodians and the Sponsor are each entitled to receive a portion of the staking rewards generated by the node operators’ staking activities (the “Staking Fees”), allocated from the staking rewards that the Trust receives from the Solana network. The Trust allocates to the Sponsor, as partial consideration for the Sponsor arranging for the staking of the Trust’s SOL, a staking fee equal to 15% of the amount of staking rewards received by the Trust from the Solana network. The staking fee allocated to the Sponsor is subsequently shared amongst the Sponsor, custodian(s), node operator(s) or other third-parties engaged by the Sponsor or the Trust to stake the Trust’s SOL.

On November 17, 2025, the Fee Waiver Agreement was amended and restated and the Sponsor agreed to waive the Staking Fees in their entirety on the staking rewards received by the Trust generated from the first $1 billion of Trust assets for the duration of the waiver period. Income from staking rewards would have been lower during the period if the staking fee had not been waived.

Note 4: Staking Program

Effective November 17, 2025, the Trust began staking SOL. The Sponsor utilizes the services of the custodians to stake, or cause to be staked, all of the Trust’s SOL with one or more node operators, except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with its Liquidity Program. Accordingly, while under normal circumstances the Trust may stake up to 100% of the Trust’s SOL, there is no minimum percentage the Trust is required to stake. The node operators utilize the hardware, software and services necessary to enable the establishment of validator nodes and stake the Trust’s SOL on the Solana network. As a result of the Sponsor utilizing staking activity services of the custodians, the Trust expects to receive certain staking rewards of SOL. The node operators exercise no discretion as to the amount the Trust’s SOL to be staked or timing of the staking activities (other than as is incidental in establishing or deactivating validator nodes). The custodians maintain exclusive possession and control of the private keys associated with any staked SOL at all times. Staking activity comes with a risk of loss of SOL, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “exiting” processes of SOL staking, any staked SOL is inaccessible for a period of time, resulting in certain liquidity risks that the Sponsor manages. As of December 31, 2025, 662,286 SOL was staked with a fair value of $82.6 million. On December 31, 2025, the exit queue wait time was approximately 2 days.

Note 5: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of December 31, 2025:

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in solana	$113,949	$—	$—	$113,949
Total Investments	$113,949	$—	$—	$113,949

Geographic location for all investments is detailed in the accompanying Schedule of Investment.

Note 6: Capital

The Trust is an exchange-traded product. The Trust continuously offers Baskets consisting of Shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the issuance and redemption of Baskets. The issuance and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of SOL or cash represented by the Trust’s NAV of the Baskets being issued or redeemed. The total amount of SOL or cash required for the issuance or redemption of Baskets will be based on the combined net assets represented by the number of Baskets being issued or redeemed.

Shares represent fractional undivided beneficial interests in and ownership of the Trust. Shares issued by the Trust are registered in a book entry system and held in the name of Cede & Co. at the facilities of the Depository Trust Company (“DTC”), and one or more global certificates issued by the Trust to DTC evidences the Shares. Shareholders may hold their Shares through DTC if they are direct participants in DTC (“DTC Participants”) or indirectly through entities (such as broker-dealers) that are DTC Participants.

Note 7: Commitments and Contingencies

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

Note 8: Concentration Risk

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

The Trust relies on the resources of a limited number of node operators to facilitate the Sponsor’s staking activities through the custodians. Disruptions in the execution of staking activities by one or more of these service providers could adversely impact the Trust’s operations. Inadequate hardware and software utilized by a node operator may result in missed staking rewards, penalization or slashing of staked SOL, a forced exit from performing validator duties, or a loss of SOL.

Note 9: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the period November 17, 2025 (commencement of operations) through December 31, 2025. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

For the period November 17, 2025 (Commencement of Operations) through December 31, 2025
Per Share Activity
Net Asset Value, beginning of period	$15.21
Net investment income (loss) (1)	0.07
Net realized and change in unrealized gain (loss)	(0.62)
Net increase (decrease) in net assets resulting from operations	(0.55)
Net Asset Value, end of period	$14.66
Market Value per Share, beginning of period	15.21
Market Value per Share, end of period	$14.59
Total Return, at Net Asset Value (2)	(3.64)%
Total Return, at Market Value (2)	(4.08)%
Ratios to Average Net Assets
Net investment income (loss) (3)	3.89%
Expenses, gross (3)	0.25%
Expenses, net of waivers (3)	0.00%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 10: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to December 31, 2025, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been disagreements between the Trust and its accountant on matters of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as amended, management of the Sponsor, under the supervision and with the participation of the Sponsor’s President (principal executive officer) and Treasurer (principal financial and accounting officer), carried out an evaluation of the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that the Trust’s disclosure controls and procedures are effective as of the end of the period covered by the Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is a wholly-owned subsidiary of FMR LLC.

Background and Principals

The President and Treasurer of the Sponsor are as follows:

Cynthia Lo Bessette, 1969, serves as President of the Sponsor. She is Head of Fidelity’s Digital Asset Management division since 2023, leading teams responsible for the management and development of the investment framework and infrastructure for crypto research, asset tokenization, digital asset/crypto trading, and settlement and the development and implementation of new investment capabilities and investment products and solutions, business development, and digital asset education. Previously, in her role as Head of Fidelity’s Asset Management and Digital Assets Legal, Ms. Lo Bessette led a team providing legal and regulatory guidance across Asset Management and built a team providing legal and regulatory guidance and support to the Fidelity Digital Assets business and blockchain-related technology research and development in the Fidelity Center for Applied Technology. Prior to joining Fidelity in August 2019, Ms. Lo Bessette was Executive Vice President and General Counsel of OppenheimerFunds, and a Director of OFI International, Ltd, the UK affiliate of OppenheimerFunds, and OppenheimerFunds ICAV.

Craig Brown, 1977, serves as Treasurer of the Sponsor. Mr. Brown is a Vice President in Fidelity’s Asset Management Treasurer’s Office, where he is responsible for oversight of regulatory matters as well as the financial reporting and accounting policy for the Fidelity funds. He also serves as Deputy Treasurer of the Fidelity Equity and High Income Funds. Previously, as Vice President, Mr. Brown led oversight of the Fidelity funds’ financial reporting, fund service providers, including custodian banks, and engagement with the funds’ independent registered public accounting firms. Prior to joining Fidelity in January 2013, Mr. Brown was an Assistant Treasurer with Sun Capital Advisors Trust and an Assistant Vice President with J.P. Morgan Fund Services.

Family Relationships

There are no family relationships among our executive officers.

Indemnification

The general fiduciary duties that would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), will be replaced entirely by the terms of the Trust Agreement (to which terms all Shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreement provides that the Trust shall indemnify, defend and hold harmless the Trustee (including in its individual capacity) and any of the officers, directors, employees and agents of the Trustee (the “Indemnified Persons”) from and against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel and fees and expenses incurred in connection with enforcement of its indemnification rights under the Trust Agreement), taxes and penalties of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted at any time against such Indemnified Persons with respect to the performance of the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated thereby; provided, however, that the Trust shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. If the Trust shall have insufficient assets or improperly refuses to pay an Indemnified Person within sixty (60) days of a request for payment owed hereunder, the Sponsor shall, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless an Indemnified Person as if it were the primary obligor under the Trust Agreement; provided, however, that the Sponsor shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. To the fullest extent permitted by law and by the requirement for treatment of the Trust as a grantor trust for tax purposes, Expenses to be incurred by an Indemnified Person shall, from time to time, be advanced by, or on behalf of, the Sponsor prior to the final disposition of any matter upon receipt by the Sponsor of an undertaking by, or on behalf of, such Indemnified Person to repay such amount if it shall be determined that the Indemnified Person is not entitled to be indemnified under this Trust Agreement.

Under Delaware law, a beneficial owner of a statutory trust (such as a shareholder of the Trust) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where there has been a failure or refusal to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The foregoing summary describing in general terms the remedies available to shareholders under federal law is based on statutes, rules and decisions as of the date of this Annual Report. As this is a rapidly developing and changing area of the law, shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.

Code of Ethics

The Sponsor has adopted a code of ethics (“Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial and Accounting Officer which is filed as an exhibit to this Annual Report.

Insider Trading Policies and Procedures

Because the Trust does not have directors, officers, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or disposition of Trust securities by such persons.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Trust.

The Sponsor receives a unified monthly Sponsor Fee from the Trust that accrues daily at an annual rate of 0.25% of the Trust’s SOL Holdings. The Trust allocates to the Sponsor, as partial consideration for the Sponsor arranging for the staking of the Trust’s SOL, a staking fee equal to 15% of the amount of staking rewards received by the Trust from the Solana network. Pursuant to the Fee Waiver Agreement, no Sponsor Fee or Staking Fees were accrued or paid during the period September 10, 2025 (seeding date) through December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the period September 10, 2025 (seeding date) through December 31, 2025 were as follows:

Year ended December 31, 2025
Audit Fees	$91,100
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total:	$91,100

Audit Fees for the year ended December 31, 2025, associated with the annual audit, seed audit and a quarterly report of the Trust’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non‑audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page [35] of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description

3.1**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on July 31, 2025

4.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025

4.2*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1**	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on September 26, 2025

10.2**	Distribution Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on September 26, 2025

10.3.1**	Anchorage Digital Custodial Services Agreement, incorporated by reference to Exhibit 10.3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025

10.3.2**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025

10.3.3**	Coinbase Custodial Services Agreement, incorporated by reference to Exhibit 10.3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025

10.4**	Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on September 26, 2025

10.5**	Transfer Agency Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on September 26, 2025

10.6**	Sponsor Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025

10.7**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025

10.8**	Accession Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on September 26, 2025

10.9**	Form of License Agreement, incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on July 31, 2025

10.10**	Fee Waiver Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on October 29, 2025

10.10.1**	Amended and Restated Fee Waiver Agreement, incorporated by reference to Exhibit 10.10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-288046) filed on November 18, 2025

14.1*	Fidelity Digital Asset Management Funds’ Code of Ethics for Principal Executive Officer and Principal Financial Officer

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Fidelity Solana Fund Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

FIDELITY SOLANA FUND

Date: March 25, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY SOLANA FUND

Date: March 25, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9920966.100

SOL-10K-0326