Form 10-Q
period 2026-03-31
Fidelity Solana Fund
filed 2026-05-13
CIK 2063380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had 10,975,000 outstanding shares as of May 8, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Solana Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	March 31, 2026	December 31, 2025
Assets
Investment in solana, at fair value (cost $150,060 and $120,337 as of March 31, 2026 and December 31, 2025, respectively)	$97,449	$113,949
Total Assets	97,449	113,949
Liabilities
Commitments and Contingencies (Note 7)
Net Assets
Shares, no par value (unlimited shares authorized) 9,900,000 and 7,775,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Paid-in-capital	154,485	120,038
Total distributable earnings (loss)	(57,036)	(6,089)
Total Net Assets	$97,449	$113,949
Net Asset Value per share (9,900,000 and 7,775,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	$9.84	$14.66

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statement of Operations

(unaudited)

(Amounts in 000’s of US$)	Three Months Ended March 31, 2026
Investment Income:
Income from staking rewards	$1,401
Expenses:
Sponsor fee	68
Total Expenses Before Waiver	68
Sponsor fee waived	(68)
Net Expenses	—
Net Investment Income (Loss)	1,401
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in solana sold for redemptions and distributions	(6,519)
Net realized gain (loss) on investment in solana distributed for redemptions	394
Net change in unrealized appreciation (depreciation) on investment in solana	(46,223)
Net Realized and Change in Unrealized Gain (Loss) on Investment in Solana	(52,348)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(50,947)

Values shown as $— in the Statement of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statement of Changes in Net Assets

(unaudited)

(Amounts in 000’s of US$, except for shares)	Three Months Ended March 31, 2026
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$1,401
Net realized gain (loss) on investment in solana sold for redemptions and distributions	(6,519)
Net realized gain (loss) on investment in solana distributed for redemptions	394
Net change in unrealized appreciation (depreciation) on investment in solana	(46,223)
Net Increase (Decrease) in Net Assets Resulting from Operations	(50,947)
Capital Share Transactions:
Shares issued	48,548
Shares redeemed	(13,416)
Distributions to Shareholders	(685)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	34,447
Total Increase (Decrease) in Net Assets	(16,500)
Net Assets, beginning of period	113,949
Net Assets, End of Period	$97,449
Changes in Shares Outstanding:
Shares outstanding, beginning of period	7,775,000
Shares issued	3,425,000
Shares redeemed	(1,300,000)
Net Increase (Decrease) in Shares	2,125,000
Shares Outstanding, End of Period	9,900,000

Values shown as $— in the Statement of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statement of Cash Flows

(unaudited)

(Amounts in 000’s of US$)	Three Months Ended March 31, 2026
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(50,947)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of solana	(44,369)
Proceeds from solana sold	7,837
Net realized (gain) loss on investment in solana sold for redemptions and distributions	6,519
Net realized (gain) loss on investment in solana distributed for redemptions	(394)
Net change in unrealized (appreciation) depreciation on investment in solana	46,223
Staking rewards received	(1,401)
Net Cash Provided by (Used in) Operating Activities	(36,532)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	44,369
Cash paid for redemption of capital shares	(7,152)
Cash paid for staking rewards distributions	(685)
Net Cash Provided by (Used in) Financing Activities	36,532
Cash
Net increase (decrease) in cash	—
Cash, beginning of the period	—
Cash, End of the Period	$—

Supplemental Information and Non-Cash Financing Activities
Solana received for the issuance of capital shares	$4,177
Solana distributed for the redemption of capital shares	$6,262

Values shown as $— in the Statement of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Schedules of Investment

(unaudited)

March 31, 2026

(Amounts in 000’s of US$, except for quantity of solana and percentages)
Investments	Quantity of Solana	Cost	Fair Value	Percentage of Net Assets
Investment in solana
Global
Solana	1,168,872	$150,060	$97,449
Total Investment in solana		150,060	97,449	100.00%
Other Assets Less Liabilities			—	0.00%
Total Net Assets			$97,449	100.00%

December 31, 2025

(Amounts in 000’s of US$, except for quantity of solana and percentages)
Investments	Quantity of Solana	Cost	Fair Value	Percentage of Net Assets
Investment in solana
Global
Solana	913,562	$120,337	$113,949
Total Investment in solana		120,337	113,949	100.00%
Other Assets Less Liabilities			—	0.00%
Total Net Assets			$113,949	100.00%

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Solana Fund (the “Trust”) is a Delaware Statutory Trust that was formed on March 20, 2025, pursuant to the Delaware Statutory Trust Act. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust’s investment objective is to seek to track the performance of solana (“SOL”), as measured by the performance of the Fidelity Solana Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with SOL. The Index is designed to reflect the performance of SOL in United States (“US”) dollars. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust will operate pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”).

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). Staking is considered an investing activity that does not preclude the Trust from qualifying as an investment company for accounting purposes. The Trust uses fair value as its method of accounting for its investment in SOL in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trust's profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the period presented. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”).

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in SOL on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in solana. Realized gains and losses from investment transactions are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in solana sold for redemptions and distributions and net realized gain (loss) on investment in solana distributed for redemptions.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2026, the 2025 tax year remains open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

Note 3: Related Party Agreements and Transactions

Administrator

Fidelity Service Company, Inc., an affiliate of the Sponsor, serves as the Trust’s administrator (the “Administrator”). Under the Administration Agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including valuing the Trust’s SOL and calculating the net asset value (“NAV”) per Share of the Trust (“Trust’s NAV”) and supplying pricing information to the Sponsor for the relevant website. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services. All fees and expenses incurred by the Trust related to services performed by the Administrator are borne by the Sponsor.

Distributor

Fidelity Distributors Company LLC, an affiliate of the Sponsor, (“FDC” or the “Distributor”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising laws, rules, and regulations pursuant to a marketing agreement with the Trust. FDC is a broker-dealer registered under the Securities Exchange Act of 1934 (the “1934 Act”) and a member of FINRA. All fees and expenses incurred by the Trust related to services performed by the Distributor are borne by the Sponsor.

Index Services

Fidelity Product Services LLC, an affiliate of the Sponsor, (the “Index Provider”) is responsible for the methodology and oversight of the Index. Coin Metrics, Inc. is the third-party, independent calculation agent for the Index. All fees and expenses incurred by the Trust related to services performed by the Index Provider are borne by the Sponsor.

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

Note 4: Staking Program

Effective November 17, 2025, the Trust began staking SOL. The Sponsor utilizes the services of the custodians to stake, or cause to be staked, all of the Trust’s SOL with one or more node operators, except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with its Liquidity Program. Accordingly, while under normal circumstances the Trust may stake up to 100% of the Trust’s SOL, there is no minimum percentage the Trust is required to stake. The node operators utilize the hardware, software and services necessary to enable the establishment of validator nodes and stake the Trust’s SOL on the Solana network. As a result of the Sponsor utilizing staking activity services of the custodians, the Trust expects to receive certain staking rewards of SOL. The node operators exercise no discretion as to the amount the Trust’s SOL to be staked or timing of the staking activities (other than as is incidental in establishing or deactivating validator nodes). The custodians maintain exclusive possession and control of the private keys associated with any staked SOL at all times. Staking activity comes with a risk of loss of SOL, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “exiting” processes of SOL staking, any staked SOL is inaccessible for a period of time, resulting in certain liquidity risks that the Sponsor manages. As of March 31, 2026, 848,168 SOL was staked with a fair value of $70.7 million. As of March 31, 2026, the exit queue wait time was approximately 2 days.

Note 5: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in solana	$97,449	$—	$—	$97,449
Total Investments	$97,449	$—	$—	$97,449

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in solana	$113,949	$—	$—	$113,949
Total Investments	$113,949	$—	$—	$113,949

Geographic location for all investments is detailed in the accompanying Schedules of Investment.

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

The Trust made a cash distribution of income generated from its staking activities, with record and payment dates set by the Sponsor in accordance with the rules of the Trust's Exchange. The cash distribution consisted of net staking income after deduction of any Trust expenses.

The following table summarizes the Trust's distributions for the three months ended March 31, 2026:

(Amounts in 000's of US$, except for per share data)
Payment Date	Distribution Per Share	Distribution Amount
February 17, 2026	$0.06	$685
	$0.06	$685

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

Note 9: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended March 31, 2026. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Three Months Ended March 31, 2026
Per Share Activity
Net Asset Value, beginning of period	$14.66
Net investment income (loss) (1)	0.14
Net realized and change in unrealized gain (loss)	(4.90)
Net increase (decrease) in net assets resulting from operations	(4.76)
Distributions of net staking rewards	(0.06)
Net Asset Value, end of period	9.84
Market Value per Share, beginning of period	14.59
Market Value per Share, end of period	$9.75
Total Return, at Net Asset Value (2)	(32.40)%
Total Return, at Market Value (2)	(32.74)%
Ratios to Average Net Assets
Net investment income (loss) (3)	4.75%
Expenses, gross (3)	0.25%
Expenses, net of waivers (3)	0.00%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 10: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to March 31, 2026, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Overview of the Trust

Fidelity Solana Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the NYSE Arca, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of SOL, as measured by the performance of the Fidelity Solana Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with SOL. As a result of the Trust’s receipt of staking-based amounts, the Trust is expected to outperform the Index before consideration of the Trust’s expenses and other liabilities. The Index is constructed using SOL price feeds from eligible SOL spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of SOL in U.S. dollars. In seeking to achieve its investment objective, the Trust holds SOL and values its Shares daily based on the same methodology used to calculate the Index. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC. The Trust may custody its SOL at Anchorage Digital Bank NA, BitGo Bank & Trust N.A. (formerly BitGo Trust Company, Inc.) and Coinbase Custody Trust Company, LLC (each a “Custodian” and collectively the “Custodians”), each of which provides custody services for digital assets.

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

The Shareholders of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except in limited circumstances, Shareholders have no voting rights under the Trust Agreement.

Valuation of SOL and Computation of Net Asset Value (“NAV”)

For purposes of calculating the net asset value (“Trust’s NAV”) per Share, the Trust’s holdings of SOL are valued using the same methodology as used to calculate the Index.

The Trust’s NAV per Share is calculated by:

•
taking the fair market value of its total assets based on the volume-weighted median price of SOL used for the calculation of the Index;
•
subtracting any liabilities; and
•
dividing that total by the total number of outstanding Shares.

The Administrator calculates the Trust’s NAV once each Exchange trading day. The Trust’s NAV for a normal trading day is released after 4:00 p.m. Eastern time (“EST”). Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, the Trust’s NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Valuation and Liquidity Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation and Liquidity Committee. If the Valuation and Liquidity Committee determines in good faith that the Index does not reflect an accurate SOL price, then the Valuation and Liquidity Committee instructs the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation and Liquidity Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which SOL are traded. The Valuation and Liquidity Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV is calculated based on the Trust’s SOL holdings and any other assets expected to comprise that day’s Trust’s NAV calculation. The third-party financial data provider will use the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot SOL. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current SOL price levels of the SOL trading platforms that are available on its feed. The Trust will provide an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours”). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the Trust’s NAV, which will be calculated only once at the end of each trading day as described herein.

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

The Quarter Ended March 31, 2026

The Trust’s net assets decreased from $113.9 million as of December 31, 2025, to $97.4 million as of March 31, 2026. The change in the Trust’s net assets resulted primarily from a decrease in the price of SOL, which decreased 33.16% from $124.73 as of December 31, 2025 to $83.37 as of March 31, 2026. The decrease in net assets was partially offset by an increase in outstanding Shares, which rose from 7,775,000 as of December 31, 2025 to 9,900,000 as of March 31, 2026. The increase in outstanding Shares was primarily as a result of 3,425,000 Shares (137 Baskets) being issued partially offset by 1,300,000 Shares (52 Baskets) being redeemed.

The NAV per Share decreased 32.84% from $14.66 as of December 31, 2025 to $9.84 as of March 31, 2026. The Trust’s NAV per Share decreased 33.03% from $14.57 as of December 31, 2025 to $9.76 as of March 31, 2026.

The Trust’s NAV per Share of $17.35 at January 14, 2026, was the highest during the three months ended March 31, 2026, compared with a low of $9.11 at February 12, 2026.

During the three months ended March 31, 2026, the quantity of SOL owned by the Trust and held by the SOL custodian increased from 913,562 as of December 31, 2025, to 1,168,872 as of March 31, 2026. The increase in quantity is the result of the net increase from capital share transactions.

The net decrease in net assets resulting from operations for the three months ended March 31, 2026, was $50.9 million, resulted primarily from a net unrealized depreciation on investment in SOL of $46.2 million and a net realized loss of $6.5 million from the sale of the investment in SOL for the redemption and distribution of Shares, partially offset by net investment income of $1.4 million and net realized gain of $0.4 million from the distribution of the investment in SOL for the redemption of Shares.

The Trust made its initial cash distribution of income generated from staking activities on February 17, 2026. The Trust intends to continue to make cash distributions at least quarterly in order to rely on the safe harbor conditions established by IRS Revenue Procedure 2025‑31 applicable to grantor trusts that stake digital assets.

Cash Resources and Liquidity

The Trust does not hold a cash balance except in connection with the issuance and redemption of Baskets or to pay expenses not assumed by the Sponsor. To the extent the Trust does not have available cash to facilitate redemptions or pay expenses not assumed by the Sponsor, the Trust will sell SOL. When selling SOL on behalf of the Trust, the Sponsor endeavors to minimize the Trust’s holdings of assets other than SOL. As a consequence, the Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and SOL.

The Trust’s staking program involves the temporary loss of the ability to transfer or otherwise dispose of the Trust’s SOL. As part of the “bonding” and “unbonding” processes of staking, any staked portion of SOL will be inaccessible for a period of time, which is generally approximately 2 days but in some circumstances may take longer as determined by a range of factors. While the Trust does not have long-term capital resource requirements or obligations, there can be no guarantee that the process for the Custodians to unstake or “exit” the Trust’s staked SOL positions will result in the Trust regaining complete control of its SOL in time to satisfy its short-term obligations to facilitate foreseeable Shareholder redemption requests and pay Trust expenses. The Trust maintains a liquidity risk management program (the “Liquidity Program”) that provides a variety of mechanisms to monitor and manage the liquidity of the Trust's assets. The Liquidity Program is available in full at the Trust’s website at www.fidelity.com.

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

As of the date of this Quarterly Report, the Trust has not entered into any line of credit or other borrowing arrangement, nor suspended the rights of creations or redemptions or postponed redemption or purchase settlement dates nor exchanged its staked SOL for an amount of unstaked SOL.

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

Selected Operating Data

March 31, 2026
Price of SOL on principal market (1)	$83.37
Index price (2)	$82.65

March 31, 2026
NAV per Share (3)	$9.84
Adjustment to NAV per Share	$(0.08)
Trust’s NAV per Share (4)	$9.76
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on March 31, 2026.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The SOL spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of SOL based on the principal market price at 11:59:59 p.m., EST, on March 31, 2026.
(4)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of SOL and Computation of Net Asset Value” sections of Item 2 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share.

As of 4:00 p.m., EST, on the last business day of the period ended March 31, 2026, the Trust’s total value of SOL based on the Index Price (non-GAAP methodology) was $96,604,937, a difference of $843,926 to the GAAP value, which was $97,448,863, and the total market value of the Trust’s SOL based on the price of SOL at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $96,548,831, a difference of $900,032 to the GAAP value, which was $97,448,863.

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
(4)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of SOL and Computation of Net Asset Value” sections of Item 2 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share.

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

Monthly Staking Information for the Quarter Ended March 31, 2026

	January 31, 2026	February 28, 2026	March 31, 2026
Staked % (1)	72.50%	72.59%	72.00%
Gross staking reward rate (2)	4.49%	5.02%	5.27%
Net staking reward rate (3)	4.49%	5.02%	5.27%
(1)
The trailing 30-day average of the percentage of the Trust’s assets that are staked.
(2)
The annualized trailing 30-day average gross staking reward rate of the Trust derived from staking activity.
(3)
The annualized trailing 30-day average net staking reward rate of the Fund derived from staking activity, after staking fees.

Monthly Staking Information for the Period Ended December 31, 2025

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the three months ended March 31, 2026.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
20%
10%
0%
-10%
-20%
-30%
-40%
-50%
January 2026
February 2026
March 2026
Index Price
Price of solana on principal market
Trust's NAV per Share

During the three months ended March 31, 2026, the Index Price has ranged from a low of $77.09 on February 12, 2026 to a high of $147.38 on January 14, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent SOL spot markets individually or as a group.

During the three months ended March 31, 2026, the 11:59:59 p.m. EST market price of SOL, as reported on the Trust’s principal market, ranged from $76.83 on February 23, 2026, to $144.85 on January 13, 2026.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of SOL. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the three months ended March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is not required to provide the information required by this item in this Quarterly Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our President (principal executive officer) and Treasurer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report.

b)
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
Not applicable.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2026:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Solana Fund
Shares
	01/01/2026 to 01/31/2026	—	$—
	02/01/2026 to 02/28/2026	—	$—
	03/01/2026 to 03/31/2026	1,300,000	$10.32

* The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

FIDELITY SOLANA FUND

Date: May 13, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY SOLANA FUND

Date: May 13, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9920967.100

SOL-10Q1-0526