Form 10-Q
period 2026-06-30
Fidelity Solana Fund
filed 2026-08-13
CIK 2063380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had 14,375,000 outstanding shares as of August 7, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Solana Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	June 30, 2026	December 31, 2025
Assets
Investment in solana, at fair value (cost $192,501 and $120,337 as of June 30, 2026 and December 31, 2025, respectively)	$127,194	$113,949
Total Assets	127,194	113,949
Liabilities
Sponsor fee payable	25	—
Staking fee payable	90	—
Total Liabilities	115	—
Commitments and Contingencies (Note 7)
Net Assets
Shares, no par value (unlimited shares authorized) 14,325,000 and 7,775,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Paid-in-capital	196,752	120,038
Total distributable earnings (loss)	(69,673)	(6,089)
Total Net Assets	$127,079	$113,949
Net Asset Value per share (14,325,000 and 7,775,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	$8.87	$14.66

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statements of Operations

(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in 000’s of US$)	2026	2026
Investment Income:
Income from staking rewards	$1,294	$2,695
Expenses:
Sponsor fee	70	138
Total Expenses Before Waiver	70	138
Sponsor fee waived	(36)	(104)
Net Expenses	34	34
Net Investment Income (Loss)	1,260	2,661
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in solana sold for redemptions	1	(5,311)
Net realized gain (loss) on investment in solana distributed for redemptions	22	416
Net realized gain (loss) on investment in solana sold for income distributions	(1,198)	(2,405)
Net realized gain (loss) on investment in solana transferred to pay the Sponsor fee	(7)	(7)
Net realized gain (loss) on investment in solana transferred to pay the Staking fee	(19)	(19)
Net change in unrealized appreciation (depreciation) on investment in solana	(12,696)	(58,919)
Net Realized and Change in Unrealized Gain (Loss) on Investment in Solana	(13,897)	(66,245)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(12,637)	$(63,584)

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statements of Changes in Net Assets

(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in 000’s of US$, except for shares)	2026	2026
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$1,260	$2,661
Net realized gain (loss) on investment in solana sold for redemptions	1	(5,311)
Net realized gain (loss) on investment in solana distributed for redemptions	22	416
Net realized gain (loss) on investment in solana sold for income distributions	(1,198)	(2,405)
Net realized gain (loss) on investment in solana transferred to pay the Sponsor fee	(7)	(7)
Net realized gain (loss) on investment in solana transferred to pay the Staking fee	(19)	(19)
Net change in unrealized appreciation (depreciation) on investment in solana	(12,696)	(58,919)
Net Increase (Decrease) in Net Assets Resulting from Operations	(12,637)	(63,584)
Capital Share Transactions:
Shares issued	44,985	93,533
Shares redeemed	(955)	(14,371)
Distributions to Shareholders	(1,763)	(2,448)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	42,267	76,714
Total Increase (Decrease) in Net Assets	29,630	13,130
Net Assets, beginning of period	97,449	113,949
Net Assets, End of Period	$127,079	$127,079
Changes in Shares Outstanding:
Shares outstanding, beginning of period	9,900,000	7,775,000
Shares issued	4,525,000	7,950,000
Shares redeemed	(100,000)	(1,400,000)
Net Increase (Decrease) in Shares	4,425,000	6,550,000
Shares Outstanding, End of Period	14,325,000	14,325,000

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statement of Cash Flows

(unaudited)

(Amounts in 000’s of US$)	Six Months Ended June 30, 2026
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(63,584)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of solana	(73,613)
Proceeds from solana sold	9,599
Net realized (gain) loss on investment in solana sold for redemptions	5,311
Net realized (gain) loss on investment in solana distributed for redemptions	(416)
Net realized (gain) loss on investment in solana sold for income distributions	2,405
Net realized (gain) loss on investment in solana transferred to pay the Sponsor fee	7
Net realized (gain) loss on investment in solana transferred to pay the Staking fee	19
Net change in unrealized (appreciation) depreciation on investment in solana	58,919
Transfer of solana to pay the Sponsor fee	9
Transfer of solana to pay the Staking fee	24
Staking rewards received	(2,809)
Increase (decrease) in Sponsor fee payable	25
Increase (decrease) in Staking fee payable	90
Net Cash Provided by (Used in) Operating Activities	(64,014)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	73,613
Cash paid for redemption of capital shares	(7,151)
Cash paid for staking rewards distributions	(2,448)
Net Cash Provided by (Used in) Financing Activities	64,014
Cash
Net increase (decrease) in cash	—
Cash, beginning of the period	—
Cash, End of the Period	$—

Supplemental Information and Non-Cash Financing Activities
Solana received for the issuance of capital shares	$19,917
Solana distributed for the redemption of capital shares	$7,217

Values shown as $— in the Statement of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Schedules of Investment

(unaudited)

June 30, 2026

(Amounts in 000’s of US$, except for quantity of solana and percentages)
Investments	Quantity of Solana	Cost	Fair Value	Percentage of Net Assets
Investment in solana
Global
Solana	1,687,589	$192,501	$127,194
Total Investment in solana		192,501	127,194	100.09%
Other Assets Less Liabilities			(115)	(0.09)%
Total Net Assets			$127,079	100.00%

December 31, 2025

(Amounts in 000’s of US$, except for quantity of solana and percentages)
Investments	Quantity of Solana	Cost	Fair Value	Percentage of Net Assets
Investment in solana
Global
Solana	913,562	$120,337	$113,949
Total Investment in solana		120,337	113,949	100.00%
Other Assets Less Liabilities			—	0.00%
Total Net Assets			$113,949	100.00%

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

Investment Valuation

Due to the Trust’s classification as an investment company, investments in SOL are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820 Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that SOL is sold in their principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., Eastern time (“EST”), on the financial statement measurement date. The unadjusted exchange-traded price from the principal market utilized for SOL is utilized for staked SOL as restrictions on staked SOL are a characteristic of the Trust’s SOL holdings rather than a characteristic of SOL itself.

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in SOL on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in solana. Realized gains and losses are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in solana sold for redemptions and distributions and net realized gain (loss) on investment in solana distributed for redemptions and net realized gain (loss) on investment in solana transferred to pay the staking fee.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, the 2025 tax year remains open for examination. There were no examinations in progress at period end.

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

Sponsor Fee

The Trust contractually agrees to pay the Sponsor a unified fee of 0.25% of the Trust’s SOL Holdings (the “Sponsor Fee”), effective as of the date of the registration statement. The Trust’s “SOL Holdings” is the quantity of the Trust’s SOL plus any cash or other assets held by the Trust represented in SOL as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SOL as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes and the Staking Fees, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Distributor, the Administrator, any custodian, the Transfer Agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the Securities Act of 1933 (the “1933 Act”) or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

On October 29, 2025, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the Sponsor Fee in its entirety for the duration of the waiver period. The waiver period began on the date the Trust first issued Shares, which commenced trading on the Exchange November 18, 2025, following the effectiveness of the registration statement. The waiver continued through May 18, 2026, and the Trust began accruing a Sponsor Fee on May 19, 2026.

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

On November 17, 2025, the Fee Waiver Agreement was amended and restated and the Sponsor agreed to waive the Staking Fees in their entirety on the staking rewards received by the Trust generated from the first $1 billion of Trust assets for the duration of the waiver period. Income from staking rewards would have been lower during the period if the staking fee had not been waived. The waiver continued through May 18, 2026, and the Trust began accruing a Staking Fee on May 19, 2026.

Note 4: Staking Program

Effective November 17, 2025, the Trust began staking SOL. The Sponsor utilizes the services of the custodians to stake, or cause to be staked, all of the Trust’s SOL with one or more node operators, except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with its Liquidity Program. Accordingly, while under normal circumstances the Trust may stake up to 100% of the Trust’s SOL, there is no minimum percentage the Trust is required to stake. The node operators utilize the hardware, software and services necessary to enable the establishment of validator nodes and stake the Trust’s SOL on the Solana network. As a result of the Sponsor utilizing staking activity services of the custodians, the Trust expects to receive certain staking rewards of SOL. The node operators exercise no discretion as to the amount the Trust’s SOL to be staked or timing of the staking activities (other than as is incidental in establishing or deactivating validator nodes). The custodians maintain exclusive possession and control of the private keys associated with any staked SOL at all times. Staking activity comes with a risk of loss of SOL, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “exiting” processes of SOL staking, any staked SOL is inaccessible for a period of time, resulting in certain liquidity risks that the Sponsor manages. As of June 30, 2026, 1,675,797 SOL was staked with a fair value of $126.3 million. As of June 30, 2026, the exit queue wait time was approximately 2 days.

Note 5: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in solana	$127,194	$—	$—	$127,194
Total Investments	$127,194	$—	$—	$127,194

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in solana	$113,949	$—	$—	$113,949
Total Investments	$113,949	$—	$—	$113,949

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

The Trust made cash distributions of income generated from its staking activities, with record and payment dates set by the Sponsor in accordance with the rules of the Trust's Exchange. The cash distributions consisted of net staking income after deduction of any Trust expenses.

The following table summarizes the Trust's distributions for the six months ended June 30, 2026:

(Amounts in 000's of US$, except for per share data)
Payment Date	Distribution Per Share	Distribution Amount
February 17, 2026	$0.06	$685
May 15, 2026	0.11	1,257
June 24, 2026	0.04	506
	$0.21	$2,448

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

Note 9: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the six months ended June 30, 2026. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Six Months Ended June 30, 2026
Per Share Activity
Net Asset Value, beginning of period	$14.66
Net investment income (loss) (1)	0.24
Net realized and change in unrealized gain (loss)	(5.82)
Net increase (decrease) in net assets resulting from operations	(5.58)
Distributions of net staking rewards	(0.21)
Net Asset Value, end of period	8.87
Market Value per Share, beginning of period	14.59
Market Value per Share, end of period	$8.66
Total Return, at Net Asset Value (2)	(38.21)%
Total Return, at Market Value (2)	(39.41)%
Ratios to Average Net Assets
Net investment income (loss) (3)	4.50%
Expenses, gross (4)	0.25%
Expenses, net of waivers (3)	0.16%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized, except for the Sponsor fee waived amount reflected in the ratios.
(4)
Percentages are annualized.

Note 10: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to June 30, 2026, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

The Trust is passively managed and does not pursue active management investment strategies, utilize leverage, or invest in derivatives in seeking to meet its investment objective. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in SOL without purchasing, holding and trading SOL directly. The Trust sells and redeems Shares only with Authorized Participants in exchange for SOL or cash and only in blocks of 25,000 Shares (a “Basket”).

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

Valuation of SOL and Computation of Net Asset Value (“NAV”)

For purposes of calculating the Trust's net asset value (“Trust’s NAV”) per Share, the Trust’s holdings of SOL are valued using the same methodology as used to calculate the Index.

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

The Quarter Ended June 30, 2026

The Trust’s net assets increased from $97.4 million as of March 31, 2026, to $127.1 million as of June 30, 2026. The change in the Trust’s net assets was partially offset from a decrease in the price of SOL, which decreased 9.60% from $83.37 as of March 31, 2026 to $75.37 as of June 30, 2026. The increase in net assets was driven by an increase in outstanding Shares, which rose from 9,900,000 as of March 31, 2026 to 14,325,000 as of June 30, 2026. The increase in outstanding Shares was primarily as a result of 4,525,000 Shares (181 Baskets) being issued partially offset by 100,000 Shares (4 Baskets) being redeemed.

The NAV per Share decreased 9.86% from $9.84 as of March 31, 2026 to $8.87 as of June 30, 2026. The Trust’s NAV per Share decreased 11.37% from $9.76 as of March 31, 2026 to $8.65 as of June 30, 2026.

The Trust’s NAV per Share of $11.61 at May 11, 2026, was the highest during the three months ended June 30, 2026, compared with a low of $7.35 at June 5, 2026.

During the three months ended June 30, 2026, the quantity of SOL owned by the Trust and held by the SOL custodian increased from 1,168,872 as of March 31, 2026, to 1,687,589 as of June 30, 2026. The increase in quantity is the result of the net increase from capital share transactions.

The net decrease in net assets resulting from operations for the three months ended June 30, 2026, was $12.6 million, resulted primarily from a net unrealized depreciation on investment in SOL of $12.7 million and a net realized loss of $1.2 million from the sale of the investment in SOL for income distribution of Shares, partially offset by net investment income of $1.3 million.

The Six Months Ended June 30, 2026

The Trust’s net assets increased from approximately $113.9 million as of December 31, 2025, to $127.1 million as of June 30, 2026. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which rose from 7,775,000 as of December 31, 2025 to 14,325,000 as of June 30, 2026 as a result of 7,950,000 Shares (318 Baskets) being created and 1,400,000 Shares (56 Baskets) being redeemed, partially offeset by a decrease in the price of SOL, which fell 39.57% from $124.73 as of December 31, 2025 to $75.37 as of June 30, 2026.

The NAV per Share decreased 39.50% from $14.66 as of December 31, 2025 to $8.87 as of June 30, 2026. The Trust’s NAV per Share decreased 40.63% from $14.57 as of December 31, 2025 to $8.65 as of June 30, 2026.

The Trust’s NAV per Share of $17.35 at January 14, 2026, was the highest during the six months ended June 30, 2026, compared with a low of $7.35 at June 5, 2026.

The quantity of SOL owned by the Trust and held by the SOL custodian increased from 913,562 as of December 31, 2025, to 1,687,589 as of June 30, 2026. The increase in quantity is the result of the net increase from capital share transactions.

The net decrease in net assets resulting from operations for the six months ended June 30, 2026, was $63.6 million, primarily resulting from a net unrealized depreciation on investment in SOL of $58.9 million and a net realized loss of approximately $5.3 million from the sale of the investment in SOL for the redemption of Shares.

Cash Resources and Liquidity

The Trust does not hold a cash balance except in connection with the issuance and redemption of Baskets or to pay expenses not assumed by the Sponsor. To the extent the Trust does not have available cash to facilitate redemptions or pay expenses not assumed by the Sponsor, the Trust will sell SOL. When selling SOL on behalf of the Trust, the Sponsor endeavors to minimize the Trust’s holdings of assets other than SOL. As a consequence, the Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and SOL. The Trust intends to make cash distributions at least quarterly in order to rely on the safe harbor conditions established by IRS Revenue Procedure 2025‑31 applicable to grantor trusts that stake digital assets.

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

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. In addition to the Sponsor Fee, the Trust bears Staking Fees. The Sponsor contractually waived the Sponsor Fee and Staking Fee until May 18, 2026. On May 19, 2026, the Sponsor Fee and Staking Fee began accruing.

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

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of 0.25% of the Trust’s SOL Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s net assets are not known until a future date. In addition to the Sponsor Fee, the Trust bears the Staking Fees, which the Sponsor, custodians, and node operators each receive from the proceeds of the node operators' staking activities that the Trust receives from the Solana network. The total amount of the Staking Fee equals 15% of all staking rewards received by the Trust. As the Sponsor cannot anticipate the amount of staking rewards that will be received by the Trust in future periods, the amount of the Staking Fee or the portion of the Staking Fee any party is entitled to will not be known until a future date.

Selected Operating Data

June 30, 2026
Price of SOL on principal market (1)	$75.37
Index price (2)	$73.52

June 30, 2026
NAV per Share (3)	$8.87
Adjustment to NAV per Share	$(0.22)
Trust’s NAV per Share (4)	$8.65
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on June 30, 2026.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The SOL spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of SOL based on the principal market price at 11:59:59 p.m., EST, on June 30, 2026.
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

As of 4:00 p.m., EST, on the last business day of the period ended June 30, 2026, the Trust’s total value of SOL based on the Index Price (non-GAAP methodology) was $124,071,553, a difference of $3,122,040 to the GAAP value, which was $127,193,593, and the total market value of the Trust’s SOL based on the price of SOL at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $124,240,312, a difference of $2,953,281 to the GAAP value, which was $127,193,593.

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

Monthly Staking Information for the Six Months Ended June 30, 2026

	January 31, 2026	February 28, 2026	March 31, 2026	April 30, 2026	May 31, 2026	June 30, 2026
Staked % (1)	72.50%	72.59%	72.00%	72.57%	72.41%	99.64%
Gross staking reward rate (2)	4.49%	5.02%	5.27%	4.97%	4.39%	6.22%
Net staking reward rate (3)	4.49%	5.02%	5.27%	4.97%	4.12%	5.27%
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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the six months ended June 30, 2026.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
15%
5%
-5%
-15%
-25%
-35%
-45%
-55%
January 2026
February 2026
March 2026
April 2026
May 2026
June 2026
Index Price
Price of SOL on principal market
Trust's NAV per Share

During the six months ended June 30, 2026, the Index Price has ranged from a low of $61.92 on June 6, 2026 to a high of $147.38 on January 14, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent SOL spot markets individually or as a group.

During the six months ended June 30, 2026, the 11:59:59 p.m. EST market price of SOL, as reported on the Trust’s principal market, ranged from $62.81 on June 5, 2026, to $144.85 on January 13, 2026.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of SOL. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the six months ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
Not applicable.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2026:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Solana Fund
Shares
	04/01/2026 to 04/30/2026	100,000	$9.56
	05/01/2026 to 05/31/2026	—	$—
	06/01/2026 to 06/30/2026	—	$—

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

FIDELITY SOLANA FUND

Date: August 13, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY SOLANA FUND

Date: August 13, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9920968.100

SOL-10Q2-0826