Form 10-Q
period 2026-09-30
Fidelity Solana Fund
filed 2026-11-13
CIK 2063380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had 17,150,000 outstanding shares as of November 9, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Solana Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	September 30, 2026	December 31, 2025
Assets
Investment in solana, at fair value (cost $231,127 and $120,337 as of September 30, 2026 and December 31, 2025, respectively)	$244,083	$113,949
Receivables from issuance of capital shares	2,775	—
Total Assets	246,858	113,949
Liabilities
Payable for purchases of solana	2,775	—
Sponsor fee payable	47	—
Staking fee payable	159	—
Total Liabilities	2,981	—
Commitments and Contingencies (Note 7)
Net Assets
Shares, no par value (unlimited shares authorized) 17,450,000 and 7,775,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Paid-in-capital	234,817	120,038
Total distributable earnings (loss)	9,060	(6,089)
Total Net Assets	$243,877	$113,949
Net Asset Value per share (17,450,000 and 7,775,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	$13.98	$14.66

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s of US$)	2026	2025(1)	2026	2025(1)
Investment Income:
Income from staking rewards	$1,893	$—	$4,588	$—
Expenses:
Sponsor fee	111	—	249	—
Total Expenses Before Waiver	111	—	249	—
Sponsor fee waived	—	—	(104)	—
Net Expenses	111	—	145	—
Net Investment Income (Loss)	1,782	—	4,443	—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in solana sold for redemptions	(889)	—	(6,200)	—
Net realized gain (loss) on investment in solana distributed for redemptions	683	—	1,099	—
Net realized gain (loss) on investment in solana sold for income distributions	(785)	—	(3,190)	—
Net realized gain (loss) on investment in solana transferred to pay the Sponsor fee	(72)	—	(79)	—
Net realized gain (loss) on investment in solana transferred to pay the Staking fee	(249)	—	(268)	—
Net change in unrealized appreciation (depreciation) on investment in solana	78,263	(162)	19,344	(162)
Net Realized and Change in Unrealized Gain (Loss) on Investment in Solana	76,951	(162)	10,706	(162)
Net Increase (Decrease) in Net Assets Resulting from Operations	$78,733	$(162)	$15,149	$(162)

(1) The period presented is from September 10, 2025 (seeding date) through September 30, 2025.

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statements of Changes in Net Assets

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s of US$, except for shares)	2026	2025(1)	2026	2025(1)
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$1,782	$—	$4,443	$—
Net realized gain (loss) on investment in solana sold for redemptions	(889)	—	(6,200)	—
Net realized gain (loss) on investment in solana distributed for redemptions	683	—	1,099	—
Net realized gain (loss) on investment in solana sold for income distributions	(785)	—	(3,190)	—
Net realized gain (loss) on investment in solana transferred to pay the Sponsor fee	(72)	—	(79)	—
Net realized gain (loss) on investment in solana transferred to pay the Staking fee	(249)	—	(268)	—
Net change in unrealized appreciation (depreciation) on investment in solana	78,263	(162)	19,344	(162)
Net Increase (Decrease) in Net Assets Resulting from Operations	78,733	(162)	15,149	(162)
Capital Share Transactions:
Shares issued	45,298	5,000	138,831	5,000
Shares redeemed	(5,349)	—	(19,720)	—
Distributions to Shareholders	(1,884)	—	(4,332)	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	38,065	5,000	114,779	5,000
Total Increase (Decrease) in Net Assets	116,798	4,838	129,928	4,838
Net Assets, beginning of period	127,079	—	113,949	—
Net Assets, End of Period	$243,877	$4,838	$243,877	$4,838
Changes in Shares Outstanding:
Shares outstanding, beginning of period	14,325,000	—	7,775,000	—
Shares issued	3,625,000	200,001	11,575,000	200,001
Shares redeemed	(500,000)	(1)	(1,900,000)	(1)
Net Increase (Decrease) in Shares	3,125,000	200,000	9,675,000	200,000
Shares Outstanding, End of Period	17,450,000	200,000	17,450,000	200,000

(1) The period presented is from September 10, 2025 (seeding date) through September 30, 2025.

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Amounts in 000’s of US$)	2026	2025(1)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$15,149	$(162)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of solana	(92,774)	(5,000)
Proceeds from solana sold	13,897	—
Net realized (gain) loss on investment in solana sold for redemptions	6,200	—
Net realized (gain) loss on investment in solana distributed for redemptions	(1,099)	—
Net realized (gain) loss on investment in solana sold for income distributions	3,190	—
Net realized (gain) loss on investment in solana transferred to pay the Sponsor fee	79	—
Net realized (gain) loss on investment in solana transferred to pay the Staking fee	268	—
Net change in unrealized (appreciation) depreciation on investment in solana	(19,344)	162
Transfer of solana to pay the Sponsor fee	98	—
Transfer of solana to pay the Staking fee	331	—
Staking rewards received	(5,078)	—
Increase (decrease) in Sponsor fee payable	47	—
Increase (decrease) in Staking fee payable	159	—
Net Cash Provided by (Used in) Operating Activities	(78,877)	(5,000)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	92,774	5,000
Cash paid for redemption of capital shares	(9,565)	—
Cash paid for staking rewards distributions	(4,332)	—
Net Cash Provided by (Used in) Financing Activities	78,877	5,000
Cash
Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, End of the Period	$—	$—

Supplemental Information and Non-Cash Financing Activities
Solana received for the issuance of capital shares	$43,280	$—
Solana distributed for the redemption of capital shares	$10,153	$—

(1) The period presented is from September 10, 2025 (seeding date) through September 30, 2025.

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Schedules of Investment

(unaudited)

September 30, 2026

(Amounts in 000’s of US$, except for quantity of solana and percentages)
Investments	Quantity of Solana	Cost	Fair Value	Percentage of Net Assets
Investment in solana
Global
Solana	2,058,204	$231,127	$244,083
Total Investment in solana		231,127	244,083	100.08%
Other Assets Less Liabilities			(206)	(0.08)%
Total Net Assets			$243,877	100.00%

December 31, 2025

(Amounts in 000’s of US$, except for quantity of solana and percentages)
Investments	Quantity of Solana	Cost	Fair Value	Percentage of Net Assets
Investment in solana
Global
Solana	913,562	$120,337	$113,949
Total Investment in solana		120,337	113,949	100.00%
Other Assets Less Liabilities			—	0.00%
Total Net Assets			$113,949	100.00%

The accompanying notes are an integral part of these financial statements

Fidelity Solana Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Solana Fund (the “Trust”) is a Delaware Statutory Trust that was formed on March 20, 2025, pursuant to the Delaware Statutory Trust Act. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust’s investment objective is to seek to track the performance of solana (“SOL”), as measured by the performance of the Fidelity Solana Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with SOL. The Index is designed to reflect the performance of SOL in United States (“US”) dollars. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust operates pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”).

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). Staking is considered an investing activity that does not preclude the Trust from qualifying as an investment company for accounting purposes. The Trust uses fair value as its method of accounting for its investment in SOL in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trust's profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the periods presented. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”).

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

Investment Valuation

Due to the Trust’s classification as an investment company, investments in SOL are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820 Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that SOL is sold in its principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., Eastern time (“EST”), on the financial statement measurement date. The unadjusted exchange-traded price from the principal market utilized for SOL is utilized for staked SOL as restrictions on staked SOL are a characteristic of the Trust’s SOL Holdings rather than a characteristic of SOL itself.

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in SOL on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in solana. Realized gains and losses are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in solana sold for redemptions and income distributions, net realized gain (loss) on investment in solana distributed for redemptions and net realized gain (loss) on investment in solana transferred to pay the Sponsor fee and Staking fee.

Staking

The Trust retains control and ownership of staked SOL and no other entity obtains the right to direct the use of the SOL during the period it is staked. Staked SOL is not derecognized and the Trust accounts for its staked SOL in the same manner as its non-staked SOL.

The Trust has the right to request to exit a staked position at any time without penalty, however, staked SOL is subject to Solana network protocol restrictions moderating when the Trust can unstake and withdraw its staked SOL and staked SOL will be inaccessible for a period of time. The duration of the exiting period is dependent on a range of factors, including Solana network conditions and demand. Depending on demand, unstaking can take between one to several “epochs” to complete. The Solana network upgraded transaction processing times in Q3 2026 where each epoch is now less than two days.

Staking Rewards

The Trust’s staking rewards are recognized as revenue through the application of principles in ASC Topic 606, Revenue from Contracts with Customers. Staking reward revenue is recognized as income from staking rewards when the amount of the staking rewards to which the Trust is entitled for validations a node operator has completed is a) known and calculable and b) nonrefundable. At the time staking rewards are made known to the Trust, the performance obligation, which is a node operator's transaction validation services under a smart contract with the Solana network, has been satisfied. Staking rewards in the form of SOL are considered non-cash consideration and measured at fair value based on the Index Price of SOL used for the calculation of the Trust's NAV on the date the staking reward revenue is recognized. Node operators are the principals to the validation activities which generate the reward. The Trust acts as the agent to the validation activities and recognizes income from staking rewards net of the consideration allocated to other entities in the form of a Staking Fee. Staking rewards received by the Trust from staking, less expenses, is intended to be distributed at least quarterly by the Trust. Distributions are paid in US Dollars and cannot be automatically reinvested in additional Shares of the Trust.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, the 2025 tax year remains open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as incurred. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

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

Staking Fees

The node operators, the custodians and the Sponsor are each entitled to receive a portion of the staking rewards generated by the node operators’ staking activities (the “Staking Fees”), allocated from the staking rewards that the Trust receives from the Solana network. The Trust allocates to the Sponsor, as partial consideration for the Sponsor arranging for the staking of the Trust’s SOL, a staking fee equal to 15% of the amount of staking rewards received by the Trust from the Solana network; the Trust retains the remaining 85%. The staking fee allocated to the Sponsor is subsequently shared amongst the Sponsor, custodian(s), node operator(s) or other third-parties engaged by the Sponsor or the Trust to stake the Trust’s SOL.

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

Note 4: Staking Program

Effective November 17, 2025, the Trust began staking SOL. The Sponsor utilizes the services of the custodians to stake, or cause to be staked, all of the Trust’s SOL with one or more node operators, except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with its Liquidity Program. Accordingly, while under normal circumstances the Trust may stake up to 100% of the Trust’s SOL, there is no minimum percentage the Trust is required to stake. The Sponsor generally considers normal circumstances to be periods when the Solana network is operating without material disruption, redemption activity is within expected ranges, and there are no extraordinary events requiring the Sponsor to reserve additional SOL for liquidity management purposes. The node operators utilize the hardware, software and services necessary to enable the establishment of validator nodes and stake the Trust’s SOL on the Solana network. As a result of the Sponsor utilizing staking activity services of the custodians, the Trust expects to receive certain staking rewards of SOL. The node operators exercise no discretion as to the amount of the Trust’s SOL to be staked or timing of the staking activities (other than as is incidental in establishing or deactivating validator nodes). The custodians maintain exclusive possession and control of the private keys associated with any staked SOL at all times. Staking activity comes with a risk of loss of SOL, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “exiting” processes of SOL staking, any staked SOL is inaccessible for a period of time, resulting in certain liquidity risks that the Sponsor manages. As of September 30, 2026, 2,034,562 SOL was staked with a fair value of $241.3 million. As of September 30, 2026, the time to exit staking is approximately one to two days.

Note 5: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in solana	$244,083	$—	$—	$244,083
Total Investments	$244,083	$—	$—	$244,083

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in solana	$113,949	$—	$—	$113,949
Total Investments	$113,949	$—	$—	$113,949

Geographic location for all investments is detailed in the accompanying Schedules of Investment.

Note 6: Capital

The Trust is an exchange-traded product. The Trust continuously offers Baskets consisting of Shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the issuance and redemption of Baskets. The issuance and redemption of Baskets require the delivery to the Trust or the distribution by the Trust of the amount of SOL or cash represented by the Trust’s NAV of the Baskets being issued or redeemed. The total amount of SOL or cash required for the issuance or redemption of Baskets will be based on the combined net assets represented by the number of Baskets being issued or redeemed.

Shares represent fractional undivided beneficial interests in and ownership of the Trust. Shares issued by the Trust are registered in a book entry system and held in the name of Cede & Co. at the facilities of the Depository Trust Company (“DTC”), and one or more global certificates issued by the Trust to DTC evidence the Shares. Shareholders may hold their Shares through DTC if they are direct participants in DTC (“DTC Participants”) or indirectly through entities (such as broker-dealers) that are DTC Participants.

The Trust made cash distributions of income generated from its staking activities, with record and payment dates set by the Sponsor in accordance with the rules of the Exchange. The cash distributions consisted of net staking income after deduction of any Trust expenses.

The following table summarizes the Trust's distributions for the nine months ended September 30, 2026:

(Amounts in 000's of US$, except for per share data)
Payment Date	Distribution Per Share	Distribution Amount
February 17, 2026	$0.06	$685
May 15, 2026	$0.11	1,257
June 24, 2026	$0.04	506
September 17, 2026	$0.12	1,884
	$0.33	$4,332

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

Note 9: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the nine months ended September 30, 2026. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Nine Months Ended September 30, 2026
Per Share Activity
Net Asset Value, beginning of period	$14.66
Net investment income (loss) (1)	0.36
Net realized and change in unrealized gain (loss)	(0.71)
Net increase (decrease) in net assets resulting from operations	(0.35)
Distributions of net staking rewards	(0.33)
Net Asset Value, end of period	13.98
Market Value per Share, beginning of period	14.59
Market Value per Share, end of period	$13.81
Total Return, at Net Asset Value (2)	(1.67)%
Total Return, at Market Value (2)	(2.39)%
Ratios to Average Net Assets
Net investment income (loss) (3)	4.48%
Expenses, gross (4)	0.25%
Expenses, net of waivers (3)	0.17%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized, except for the Sponsor fee waived amount reflected in the ratios.
(4)
Percentages are annualized.

Note 10: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to September 30, 2026, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

Overview of the Trust

Fidelity Solana Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the NYSE Arca, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of SOL, as measured by the performance of the Fidelity Solana Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with SOL. As a result of the Trust’s receipt of staking-based amounts, the Trust is expected to outperform the Index before consideration of the Trust’s expenses and other liabilities. The Index is constructed using SOL price feeds from eligible SOL spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of SOL in U.S. dollars. In seeking to achieve its investment objective, the Trust holds SOL and values its Shares daily based on the same methodology used to calculate the Index. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC. The Trust may custody its SOL at Anchorage Digital Bank N.A., BitGo Bank & Trust N.A. (formerly BitGo Trust Company, Inc.) and Coinbase Custody Trust Company, LLC (each a “Custodian” and collectively the “Custodians”), each of which provides custody services for digital assets.

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

Pursuant to the Trust’s investment objective, the Sponsor utilizes the services of the Custodians to stake, or cause to be staked, all of the Trust’s SOL with one or more trusted node operators (which may include the Custodians or their affiliates) (each, a “Node Operator”), except for SOL reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with the Sponsor’s adopted liquidity risk management program (the “Liquidity Program”) that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Accordingly, while under normal circumstances the Trust may stake up to 100% of the Trust’s SOL, there is no minimum percentage the Trust is required to stake. The Sponsor generally considers normal circumstances to be periods when the Solana network is operating without material disruption, redemption activity is within expected ranges, and there are no extraordinary events requiring the Sponsor to reserve additional SOL for liquidity management purposes. The Trust receives a portion of the staking rewards generated by a Node Operator.

The Shareholders of the Trust take no part in the management or control, and have no voice in the Trust’s operations or business. Except in limited circumstances, Shareholders have no voting rights under the Trust Agreement.

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

The Quarter Ended September 30, 2026

The Trust’s net assets increased from $127.1 million as of June 30, 2026, to $243.9 million as of September 30, 2026. The change in the Trust’s net assets primarily resulted from an increase in outstanding Shares, which increased from 14,325,000 as of June 30, 2026 to 17,450,000 as of September 30, 2026. This was as a result of 3,625,000 Shares (145 Baskets) being created and 500,000 Shares (20 Baskets) being redeemed during the three months ended September 30, 2026, coupled with an increase in the price of SOL, which increased 57.34% from $75.37 as of June 30, 2026 to $118.59 as of September 30, 2026.

The NAV per Share increased 57.61% from $8.87 as of June 30, 2026 to $13.98 as of September 30, 2026. The Trust’s NAV per Share increased 60.46% from $8.65 as of June 30, 2026 to $13.88 as of September 30, 2026.

The Trust’s NAV per Share of $14.35 as of September 25, 2026, was the highest during the three months ended September 30, 2026, compared with a low of $8.60 as of August 6, 2026.

During the three months ended September 30, 2026, the quantity of SOL owned by the Trust and held by the SOL Custodians increased from 1,687,589 as of June 30, 2026, to 2,058,204 as of September 30, 2026. The increase in quantity resulted from net proceeds from issuance of capital shares which corresponded to net purchases of SOL.

The net increase in net assets resulting from operations for the three months ended September 30, 2026, was approximately $78.7 million, primarily resulting from a net unrealized appreciation on investment in SOL of approximately $78.3 million.

The Nine Months Ended September 30, 2026

The Trust’s net assets increased from approximately $113.9 million as of December 31, 2025, to $243.9 million as of September 30, 2026. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which increased from 7,775,000 as of December 31, 2025 to 17,450,000 as of September 30, 2026 as a result of 11,575,000 Shares (463 Baskets) being created and 1,900,000 Shares (76 Baskets) being redeemed, and by net unrealized appreciation on investments in SOL of approximately $19.3 million.

The NAV per Share decreased 4.64% from $14.66 as of December 31, 2025 to $13.98 as of September 30, 2026. The Trust’s NAV per Share decreased 4.74% from $14.57 as of December 31, 2025 to $13.88 as of September 30, 2026.

The Trust’s NAV per Share of $17.35 as of January 14, 2026, was the highest during the nine months ended September 30, 2026, compared with a low of $7.35 as of June 5, 2026.

The quantity of SOL owned by the Trust and held by the SOL Custodians increased from 913,562 as of December 31, 2025, to 2,058,204 as of September 30, 2026. The increase in quantity resulted from net proceeds from issuance of capital shares which corresponded to net purchases of SOL.

The net increase in net assets resulting from operations for the nine months ended September 30, 2026, was approximately $15.1 million, primarily resulting from a net unrealized appreciation on investment in SOL of approximately $19.3 million, net investment income of approximately $4.4 million, and a net realized gain of approximately $1.1 million on investment in SOL distributed for redemptions. The net increase in net assets was partially offset by a net realized loss of approximately $6.2 million from the sale of the investment in SOL for the redemption of Shares as well as a net realized loss of approximately $3.2 million from SOL sold for income distributions.

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

The Trust’s staking program involves the temporary loss of the ability to transfer or otherwise dispose of the Trust’s SOL. As part of the “bonding” and “unbonding” processes of staking, any staked portion of SOL will be inaccessible for a period of time, which is approximately one to two days but in some circumstances may take longer as determined by a range of factors. While the Trust does not have long-term capital resource requirements or obligations, there can be no guarantee that the process for the Custodians to unstake or “exit” the Trust’s staked SOL positions will result in the Trust regaining complete control of its SOL in time to satisfy its short-term obligations to facilitate foreseeable Shareholder redemption requests and pay Trust expenses. The Trust maintains the Liquidity Program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust's assets. The Liquidity Program is available in full at the Trust’s website at www.fidelity.com.

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

As part of the Liquidity Program, the Trust may establish various liquidity sources, which it may use to temporarily finance the redemption requests of Shareholders or for other short-term liquidity requirements. These liquidity sources may include borrowing arrangements made via uncommitted and committed lines of credit.

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

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of 0.25% of the Trust’s SOL Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s SOL Holdings are not known until a future date. In addition to the Sponsor Fee, the Trust bears the Staking Fees, which the Sponsor, Custodians, and node operators each receive from the proceeds of the node operators' staking activities that the Trust receives from the Solana network. The total amount of the Staking Fee equals 15% of all staking rewards received by the Trust; the Trust retains the remaining 85%. As the Sponsor cannot anticipate the amount of staking rewards that will be received by the Trust in future periods, the amount of the Staking Fee or the portion of the Staking Fee any party is entitled to will not be known until a future date.

Selected Operating Data

September 30, 2026
Price of SOL on principal market (1)	$118.59
Index price (2)	$117.75

September 30, 2026
NAV per Share (3)	$13.98
Adjustment to NAV per Share	$(0.10)
Trust’s NAV per Share (4)	$13.88
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on September 30, 2026.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The SOL spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of SOL based on the principal market price at 11:59:59 p.m., EST, on September 30, 2026.
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

As of 4:00 p.m., EST, on the last business day of the period ended September 30, 2026, the Trust’s total value of SOL based on the Index Price (non-GAAP methodology) was $242,353,536, a difference of $1,728,891 to the GAAP value, which was $244,082,427, and the total market value of the Trust’s SOL based on the price of SOL at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $241,200,942, a difference of $2,881,485 to the GAAP value, which was $244,082,427.

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

Monthly Staking Information for the Nine Months Ended September 30, 2026

Date	Staked % (1)	Gross staking reward rate (2)	Net staking reward rate (3)
January 31, 2026	72.50%	4.49%	4.49%
February 28, 2026	72.59%	5.02%	5.02%
March 31, 2026	72.00%	5.27%	5.27%
April 30, 2026	72.57%	4.97%	4.97%
May 31, 2026	72.41%	4.39%	4.12%
June 30, 2026	99.64%	6.22%	5.27%
July 31, 2026	99.42%	5.58%	4.72%
August 31, 2026	99.00%	5.89%	4.98%
September 30, 2026	100.00%	5.85%	4.95%
(1)
The trailing 30-day average of the percentage of the Trust’s assets that are staked.
(2)
The annualized trailing 30-day average gross staking reward rate of the Trust derived from staking activity.
(3)
The annualized trailing 30-day average net staking reward rate of the Trust derived from staking activity, after staking fees.

Monthly Staking Information for the Period Ended December 31, 2025

Date	Staked % (1)	Gross staking reward rate (2)	Net staking reward rate (3)
December 31, 2025	72.00%	4.51%	4.51%

(1)
The trailing 30-day average of the percentage of the Trust’s assets that are staked.
(2)
The annualized trailing 30-day average gross staking reward rate of the Trust derived from staking activity.
(3)
The annualized trailing 30-day average net staking reward rate of the Trust derived from staking activity, after staking fees.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the nine months ended September 30, 2026.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share

15%
5%
-5%
-15%
-25%
-35%
-45%
-55%
January 2026
February 2026
March 2026
April 2026
May 2026
June 2026
July 2026
August 2026
September 2026
Index Price
Price of solana on principal market
Trust's NAV per Share

During the nine months ended September 30, 2026, the Index Price has ranged from a low of $62.43 on June 5, 2026 to a high of $147.38 on January 14, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent SOL spot markets individually or as a group.

During the nine months ended September 30, 2026, the 11:59:59 p.m. EST market price of SOL, as reported on the Trust’s principal market, ranged from $62.81 on June 5, 2026, to $144.85 on January 13, 2026.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of SOL. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the nine months ended September 30, 2026.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Prospectus dated August 21, 2026 (Registration No. 333-288046).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
Not applicable.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2026:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Solana Fund Shares
	7/1/2026 to 7/31/2026	100,000	$9.15
	8/1/2026 to 8/31/2026	200,000	$10.10
	9/1/2026 to 9/30/2026	200,000	$12.07

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

FIDELITY SOLANA FUND

Date: November 13, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY SOLANA FUND

Date: November 13, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9920969.101

SOL-10Q3-1126